Form 10-Q
period 1995-03-31
INTERWEST MEDICAL CORP
filed 1995-05-12
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1994

For Quarter Ended March 31, 1995       Commission File No. 2-82655

                       INTERWEST MEDICAL CORPORATION
          (Exact name of registrant as specified in its charter)

           Oklahoma                        75-1864474
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organi-
zation)
              Arlington Heights Professional Office Building
          3221 Hulen Street, Suite C, Fort Worth, TX  76107-6193
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (817) 731-2743

                              Not Applicable
         (Former name, former address, and former fiscal year, if
                        changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X         No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             (Not Applicable)

                        Yes    X          No

                     (APPLICABLE TO CORPORATE ISSUERS)

    Indicate the number of shares outstnding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 18,543,036 shares of Common Stock, $0.001 Par Value.

                       INTERWEST MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                     March 31,     December 31,
                                        1995           1994
                                    (Unaudited)
            ASSETS

CURRENT ASSETS
 Cash                                 $1,758,742     $1,807,951
 Accounts receivable - trade           1,524,911      1,571,206
 Other receivables                        22,155         -
 Prepaid expenses                         31,809         35,207

     Total current assets              3,337,617      3,414,364

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                   226,659        250,239

INVESTMENTS
 Investment in joint venture              10,000         10,000
 Capital stock, at cost
   which approximates market              91,730        104,229
 Other investments                        28,750         28,750

                                         130,480        142,979

PROPERTY AND EQUIPMENT, at cost
 Land                                    176,442        176,442
 Buildings and improvements            3,784,989      3,784,989
 Equipment and furniture                 583,011        574,078
 Oil and gas properties (successful
   effort method of accounting)        1,689,580      1,499,323

                                       6,234,022      6,034,832
 Less accumulated depreciation         1,590,378      1,464,161

                                       4,643,644      4,570,671

OTHER ASSETS
 Cash escrow accounts                     25,222         22,021
 Deferred financing costs, net           290,099        290,099

                                         315,321        312,120

TOTAL ASSETS                          $8,653,721     $8,690,373

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities
   of long-term debt                $     11,100   $     11,100
 Accounts payable                        675,041        757,505
 Accrued liabilities                     331,635        492,009

     Total current liabilities         1,017,776      1,260,614

LONG-TERM DEBT                         4,569,195      4,571,857

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001,
   authorized 50,000,000 shares;
   issued 20,000,000 shares               20,000         20,000
 Additional paid-in capital            4,798,745      4,798,745
 Retained deficit                   (  1,596,932)  (  1,809,269)

                                       3,221,813      3,009,476
 Less shares held in the treasury,
   1995 - $1,456,964;
   1994 - $1,428,964                     155,063        151,574

                                       3,066,750      2,857,902

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $8,653,721     $8,690,373

See accompanying Notes to Condensed Consolidated Financial Statements.

                        INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                   Three Months Ended
                                                           March 31,
                                          1995          1994

Operating revenue                        $2,238,798   $2,143,548
Costs and expenses
 Operating costs                          1,640,567    1,778,994
 General and administrative expenses        276,892      284,577
     Income before other income (expenses)  321,339       79,977
Other income (expenses)
 Income from litigation settlement             -           6,706
 Interest income                             17,005       10,500
 Interest expense                       (   126,007)  (  126,283)
   Income (loss) before income taxes        212,337(       29,100)

Income tax provision (benefit)                 -              -
     Net income (loss)                    $ 212,337    ($ 29,100)

Per share of common stock:
 Weighted average number
   of shares outstanding                 18,561,703   19,279,036

Income (loss) per share                       $0.01       ($0.00)

See acconpanying Notes to Condensed Consolidated Financial Statements.

                        INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                   Three Months Ended
                                                                 March 31,
                                              1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES       $165,632    ($198,169)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for acquisition of property      (199,190)     (94,744)
 Advances to employees                     ( 22,000)     (22,000)
 Distributions received
   from joint venture                        12,500         -
 Purchase of treasury stock                (  3,489)     (29,070)
     Net cash used
      in investing activities             ( 212,179)    (145,814)


CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on borrowings                      (2,662)      (2,386)
     Net cash used
      in financing activities                (2,662)     ( 2,386)
     Net decrease in cash                   (49,209)    (346,369)
Cash, beginning of period                 1,807,951    2,080,523
Cash, end of period                      $1,758,742   $1,734,154

See accompanying notes to condensed consolidated financial statements.

                        INTERWEST MEDICAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995, and its results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income (loss) per share was computed by dividing the net income
   (loss) by the weighted average number of shares outstanding.

                            REVIEW BY INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS

    Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 1995, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

    The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
InterWest Medical Corporation

    We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 1995, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated statements referred to above, for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                    WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 8, 1995

                           PART I - EXHIBIT I

Item 2.  Management's Discussion and Analysis of Financial
         Position and Results of Operations.

Changes in Balance Sheet Accounts

    Current assets were $3,337,617 and total assets were $8,653,721 at March 31, 1995 as compared to $3,414,364 current assets and $8,690,373 total assets at December 31, 1994. Current liabilities were $1,017,776 at March 31, 1995 as compared to $1,260,614 at December 31, 1994. Long term liabilities were $4,569,195 at March 31, 1995 as compared to $4,571,857 at
December 31, 1994.

Results of Operations

    For the Three Months Ended March 31, 1995, operating revenue was $2,238,798; costs and expenses were $1,917,459, and net income was $212,337, as compared to operating revenues of $2,143,548, costs and expenses of $2,063,571 and net loss was ($29,100) for the Three Months Ended March 31, 1994.

Cash Flows

    For the Three Months Ended March 31, 1995, cash flows from operating activities were $165,632, cash flows from investing activities were ($212,179), cash flows from financing activities was ($2,662), cash at the beginning of the period was $1,807,951, and cash at the end of the period was $1,758,742, as compared to cash flows from operating activities of ($198,169), cash flows from investing activities of ($145,814), cash flows from financing activities of ($2,386), cash at the beginning of the period of $2,080,523, and cash at the end of the period of $1,734,154 for the Three Months Ended March 31, 1994.



                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         Not applicable.

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
             (a)  None.
             (b) A report on Form 8-K, dated February 20, 1995 was filed, in which Item 5 was reported.


                                SIGNATURES

    Pursuant to the requiremenets of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERWEST MEDICAL CORPORATION

                           By:
                                Arch B. Gilbert, President
                                Chief Executive Officer,
                                Chief Financial Officer and
                                Chief Accounting Officer



Date:    May 10, 1995