Form 10-Q
period 1995-06-30
INTERWEST MEDICAL CORP
filed 1995-08-15
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995            Commission File No. 2-82655

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

                            (Not Applicable)

                       Yes    X          No

                    (APPLICABLE TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 18,503,036 shares of Common Stock, $0.001 Par Value.


                      INTERWEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30,        December 31,
                                           1995            1994
                                         (Unaudited)

                             ASSETS

CURRENT ASSETS
  Cash                                     $1,988,419       $1,807,951
  Accounts receivable - trade               1,630,470        1,571,206
  Other receivables                            22,156           -
  Prepaid expenses                                483           35,207

     Total current assets                   3,641,528        3,414,364

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                        226,658          250,239

INVESTMENTS
  Investment in joint venture                  46,430          104,229
  Capital stock, at cost which
   approximates market                         28,750           28,750
  Other investments                            10,000           10,000

                                               85,180          142,979

PROPERTY AND EQUIPMENT, at cost
  Land                                        176,442          176,442
  Buildings and improvements                3,784,989        3,784,989
  Equipment and furniture                     600,769          574,078
  Oil and gas properties (successful
   effort method of accounting)             1,747,037        1,499,323

                                            6,309,237        6,034,832
  Less accumulated depreciation             1,719,179        1,464,161

                                            4,590,058        4,570,671

OTHER ASSETS
  Cash escrow accounts                         28,423           22,021
  Deferred financing costs, net               290,099          290,099

                                              318,522          312,120

TOTAL ASSETS                               $8,861,946       $8,690,373








                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities
   of long-term debt                     $     11,100     $     11,100
  Accounts payable                            751,176          757,505
  Accrued liabilities                         259,813          492,009

     Total current liabilities              1,022,089        1,260,614

LONG-TERM DEBT                              4,566,459        4,571,857

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001,
   authorized 50,000,000 shares;
   issued 20,000,000 shares                    20,000           20,000
  Additional paid-in capital                4,798,745        4,798,745
  Retained deficit                       (  1,385,679)    (  1,809,269)

                                            3,433,066        3,009,476
  Less shares held in the treasury,
   1995 - 1,496,964;
   1994 - 1,428,964                           159,668          151,574

                                            3,273,398        2,857,902

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $8,861,946       $8,690,373

                       INTERWEST MEDICAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                          Three Months Ended         Six Months Ended
                                June 30,                 June 30,
                            1995        1994         1995        1994

Operating revenue       $2,313,644  $1,910,222   $4,552,442  $4,053,770

Costs and expenses

  Operating costs        1,713,197   1,418,464    3,353,764   3,197,458

  General and
    administrative
    expenses               281,961     412,934      558,853     697,511

     Income before
       other income
       (expenses)          318,486      78,824      639,825     158,801

Other income
  (expenses)

  Income from
    litigation
    settlement                -           -            -          6,706

  Interest income           18,701      15,307       35,706      25,807

  Interest expense        (125,934)   (126,217)    (251,941)   (252,500)

    Income (loss)
     before income
     taxes                 211,253     (32,086)     423,590     (61,186)

Income tax
  provision (benefit)         -           -            -           -

     Net income
       (loss)             $211,253    ($32,086)    $423,590    ($61,186)


Per share of
  common stock:

  Weighted average
    number of shares
    outstanding         18,523,036  19,106,536   18,542,369  19,204,036


Income (loss)
  per share                  $0.01       $0.00        $0.02       $0.00

                       INTERWEST MEDICAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                   1995          1994


CASH FLOWS FROM OPERATING ACTIVITIES             $438,967      ($49,321)



CASH FLOWS FROM INVESTING ACTIVITIES

  Distributions received
    from joint venture                            $57,800        $6,000

  Payments for acquisition of property           (274,405)     (144,498)

  Net change in escrow accounts                    (6,402)         -

  Advances to employees                           (22,000)      (22,000)

  Purchase of treasury stock                       (8,094)      (41,100)

     Net cash used in
       investing activities                      (253,101)     (201,598)



CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on borrowings                           (5,398)       (4,839)

     Net cash used in
       financing activities                        (5,398)       (4,839)

     Net increase (decrease) in cash              180,468      (255,758)

Cash, beginning of period                       1,807,951     2,080,523

Cash, end of period                            $1,988,419    $1,824,765

                       INTERWEST MEDICAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, and its results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.
    The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.  Income (loss) per share was computed by dividing the net income
    (loss) by the weighted average number of shares outstanding.

                           REVIEW BY INDEPENDENT
                      CERTIFIED PUBLIC ACCOUNTANTS



     Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 1995, and the condensed consolidated statements of operations for the three and six months ended
June 30, 1995 and 1994, and cash flows for the three and six months ended June 30, 1995 and 1994, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

     The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.











                 INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

     We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 1995, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 20, 1995



                           PART I - EXHIBIT I
Item 2.   Management's Discussion and Analysis of Financial
          Position and Results of Operations.


Changes in Balance Sheet Accounts

     Current assets were $3,641,528 and total assets were $8,861,946 at June 30, 1995 as compared to $3,414,364 current assets and $8,690,373 total assets at December 31, 1994. Current liabilities were $1,022,089 at June 30, 1995 as compared to $1,260,614 at December 31, 1994.


Results of Operations

     For the Three Months Ended June 30, 1995, operating revenue was $2,313,644; costs and expenses were $1,995,158, net income was $211,253 and interest income was $18,701, as compared for the Three Months Ended June 30, 1994, to operating revenue of $1,910,222, costs and expenses of $1,831,398, net loss of ($32,086) and interest income of $15,307.

     For the Six Months Ended June 30, 1995, operating revenue was $4,552,442, costs and expenses were $3,912,617, interest income was $35,706 and net income was $423,590, as compared, for the Six Months Ended June 30, 1994, to operating revenue of $4,053,770, costs and expenses of $3,894,969, income from litigation settlement of $6,706, interest income of $25,807, and net loss of ($61,186).


Cash Flows

     For the Six Months Ended June 30, 1995, cash flows from operating activities were $438,967, cash flows from investing activities were ($253,101), cash flows from financing activities were ($5,398), net increase in cash was $180,468, cash at the beginning of the period was $1,807,951, and cash at the end of the period was $1,988,419 as compared to the Six Months Ended June 30, 1994, to cash flows from operating activities of ($49,321), cash flows from investing activities of ($201,598), cash flows from financing activities of ($4,839), net decrease in cash of ($255,758), cash at the beginning of the period of $2,080,523, and cash at the end of the period of $1,824,765.



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

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  None.

               (b)  None.



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERWEST MEDICAL CORPORATION



                              By:
                                   Arch B. Gilbert, President
                                   Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chief Accounting Officer



Date:     July 27, 1995