Form 10-Q
period 1995-09-30
INTERWEST MEDICAL CORP
filed 1995-11-16
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549



                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995          Commission File No. 2-82655

                        INTERWEST MEDICAL CORPORATION
           (Exact name of registrant as specified in its charter)

           Oklahoma                              75-1864474
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                              (Not Applicable)

                         Yes    X          No

                      (APPLICABLE TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 18,483,036 shares of Common Stock, $0.001 Par Value.


                        INTERWEST MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,     December 31,
                                              1995             1994
                                            (Unaudited)
                          ASSETS
CURRENT ASSETS
  Cash                                       $  2,014,027       $1,807,951
  Accounts receivable - trade                   1,508,905        1,571,206
  Other receivables                                22,157           -
  Prepaid expenses                                 72,671           35,207

      Total current assets                      3,617,760        3,414,364

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                            226,658          250,239

INVESTMENTS
  Investment in joint venture                      34,430          104,229
  Capital stock, at cost which approximates market 28,750           28,750
  Other investments                                10,000           10,000

                                                   73,180          142,979

PROPERTY AND EQUIPMENT, at cost
  Land                                            176,442          176,442
  Buildings and improvements                    3,784,989        3,784,989
  Equipment and furniture                         604,161          574,078
  Oil and gas properties (successful
    effort method of accounting)                1,914,889        1,499,323

                                                6,480,481        6,034,832
  Less accumulated depreciation                 1,855,533        1,464,161

                                                4,624,948        4,570,671

OTHER ASSETS
  Cash escrow accounts                             31,624           22,021
  Deferred financing costs, net                   290,099          290,099

                                                  321,723          312,120

TOTAL ASSETS                                 $  8,864,269       $8,690,373


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt     $       11,100     $     11,100
  Accounts payable                                716,520          757,505
  Accrued liabilities                             210,701          492,009

      Total current liabilities                   938,321        1,260,614

LONG-TERM DEBT                                  4,563,647        4,571,857

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001,
    authorized 50,000,000 shares;
    issued 20,000,000 shares                       20,000           20,000
  Additional paid-in capital                    4,798,745        4,798,745
  Retained deficit                             (1,294,274)      (1,809,269)

                                                3,524,471        3,009,476
  Less shares held in the treasury,
    1995 - 1,516,964; 1994 - 1,428,964            162,170          151,574

                                                3,362,301        2,857,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,864,269       $8,690,373




                        INTERWEST MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                         Three Months Ended        Nine Months Ended
                           September 30,            September 30,
                            1995        1994          1995        1994

Operating revenue          $2,338,439  $2,207,856    $6,890,881  $6,261,626

Costs and expenses

  Operating costs           1,850,650   1,733,105     5,204,414   4,930,563

  General and
    administrative expenses     289,011    398,327      847,864   1,095,838

      Income before other
        income (expenses)       198,778     76,424      838,603     235,225

Other income (expenses)

  Gain on sale of oil
    and gas properties         -          133,882        -          133,882

  Income from
    litigation settlement      -           -             -            6,706

  Interest income              18,484      14,622        54,190      40,429

  Interest expense           (125,857)   (126,149)     (377,798)   (378,649)

    Income before
      income taxes             91,405      98,779       514,995      37,593

Income tax provision           -           -             -           -

      Net income         $     91,405$     98,779   $   514,995$     37,593


Per share of common stock:

  Weighted average number
    of shares outstanding  18,496,369  19,958,036    18,527,035  19,081,036


Income (loss) per share   $      0.00  $     0.00   $      0.03  $     0.00





                        INTERWEST MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Nine Months Ended
                                                   September 30,
                                                    1995          1994


CASH FLOWS FROM OPERATING ACTIVITIES              $   632,334  ($   194,669)



CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of property and equipment                       -            256,553

  Distributions received from joint venture            69,800        43,500

  Payments for acquisition of property               (445,649)     (295,491)

  Net change in escrow accounts                        (9,603)       (6,668)

  Advances to employees                               (22,000)      (22,000)

      Net cash used in investing activities          (407,452)      (24,106)



CASH FLOWS FROM FINANCING ACTIVITIES

  Purchase of stock for the Treasury                  (10,596)      (71,513)

  Payments on borrowings                               (8,210)       (7,359)

      Net cash used in financing activities           (18,806)      (78,872)

      Net increase (decrease) in cash                 206,076      (297,647)

Cash, beginning of period                           1,807,951     2,080,523

Cash, end of period                                $2,014,027    $1,782,876




                        INTERWEST MEDICAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, and its results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.Income per share was computed by dividing the net income by the weighted average number of shares outstanding.



                            REVIEW BY INDEPENDENT
                        CERTIFIED PUBLIC ACCOUNTANTS

        Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 1995, and the condensed consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994, in accordance with established professional standards and procedures for such a review.
All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

     The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.




                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

     We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 1995, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 6, 1995


                             PART I - EXHIBIT I
Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

     Current assets were $3,617,760 and total assets were $8,864,269 at September 30, 1995 as compared to $3,414,364 current assets and $8,690,373 total assets at December 31, 1994. Current liabilities were $938,321 at September 30, 1995 as compared to $1,260,614 at December 31, 1994.


Results of Operations

     For the Three Months Ended September 30, 1995, operating revenue was $2,338,439; costs and expenses were $2,139,661, net income was $91,405 and interest income was $18,484, as compared for the Three Months Ended September 30, 1994, to operating revenue of $2,207,856, costs and expenses of $2,131,432, net income of $98,779 and interest income of $14,622.

     For the Nine Months Ended September 30, 1995, operating revenue was $6,890,881, costs and expenses were $6,052,278, interest income was $54,190 and net income was $514,995, as compared, for the Nine Months Ended September 30, 1994, to operating revenue of $6,261,626, costs and expenses of $6,026,401, interest income of $40,429, and net income of $37,593.

Cash Flows

     For the Nine Months Ended September 30, 1995, cash flows from operating activities were $632,334, cash flows from investing activities were ($407,452), cash flows from financing activities were ($18,806), net increase in cash was $206,076, cash at the beginning of the period was $1,807,951, and cash at the end of the period was $2,014,027 as compared to the Nine Months Ended September 30, 1994, to cash flows from operating activities of ($194,669), cash flows from investing activities of ($24,106), cash flows from financing activities of ($78,872), net decrease in cash of ($297,647), cash at the beginning of the period of $2,080,523, and cash at the end of the period of $1,782,876.



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

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  None.

                (b) A report on Form 8-K, dated August 2, 1995 was filed, in which item 5 was reported.



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



Date:      November 10, 1995