Form 10-K
period 1995-06-30
INTERWEST MEDICAL CORP
filed 1996-03-29
CIK 717197

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                 FORM 10-K
(Mark One)

 [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995.

                                    OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the Transition Period
          From                  to

          Commission file number        No. 0-11881

                   INTERWEST MEDICAL CORPORATION
     (Exact name of registrant as specified in its charter)

            Oklahoma                             75-1864474
(State or other jurisdiction of              (I. R. S. Employer
 incorporation or organization)              Identification No.)

3221 Hulen Street, Suite C
Fort Worth, Texas                               76107-6193
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (817) 731-2743


Securities registered pursuant to Section 12(b) of the Act:

                                   NONE


Securities registered pursuant to Section 12(g) of the Act:

                                   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      Yes  X           No




     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 18, 1996, the aggregate market value of the 14,059,036 shares of voting Common Stock held by non-affiliates of the Company was approximately $1,581,678 based on the average bid and asked price on that date.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

                                        Shares Outstanding
         Class                         as of March 18, 1996

     Common Stock,                           18,354,036
     $0.001 Par Value


                    DOCUMENTS INCORPORATED BY REFERENCE


(a)  Prospectus dated June 6, 1983 - incorporated by reference in
     Part I.

(b)  Exhibits to the Registration Statement No. 2-82655 on Form S-
     18 - Part IV.

(c)  Form 8-K, dated July 2, 1990.




















                                 FORM 10-K

                       INTERWEST MEDICAL CORPORATION

                                  PART I

Item 1.   Business.

     InterWest Medical Corporation (the "Company") was incorporated under the laws of the State of Oklahoma on March 3, 1983. The principal office and place of business of the Company is located at Suite C, 322l Hulen Street, Fort Worth, Texas 76107-6193. Its telephone number is (817) 731-2743.

     The Company was organized to engage in the business of developing, operating and owning surgery centers itself and in association with others. The Company did not, however, develop any surgery centers.

     In April, 1984, the Company commenced efforts to develop nursing homes in an effort to diversify its efforts. The Company built and sold to an unrelated purchaser a 187-bed skilled nursing home in Vista, California. The Company presently owns and operates a 156-bed skilled nursing home in Colton, California. The Company does not at this time have any plans to develop other nursing homes.

     The Company has invested funds in nursing homes, in residential real estate developments and in the oil business.

     All of the industries in which the Company has invested are extremely competitive in all phases. Many of its competitors, both public and private, possess and employ financial and personnel resources substantially greater than those which are currently available to the Company.

Item 2.   Properties.

     Nursing Home Business

     The Company owns and operates a 156-bed skilled nursing home located on a 9 acre parcel of land in Colton, California. At December 31, 1995, the Company had a cost of $4,385,755 in such facility. In 1995, the facility had an operating income of $1,143,251.

     Residential Development

     The Company purchased a 2 acre parcel of land in Modesto, California at a cost of $243,558 for the location of a nursing home. The Company decided not to build such nursing home but to develop the land for 12 residential lots. Two houses have been built on this tract, but they have not been sold. Ten lots have been sold to date.

     The Company acquired a 148.73 acre tract of land in Miami
County, Kansas at a cost of $176,328, for the purpose of developing 14 residential lots. Twelve of the lots have been sold.

     The Company, through a joint venture, acquired a 50% interest in 370 acres in Douglas County, Kansas, for the purpose of developing 33 residential lots, at a cost of $175,000. Twenty-seven lots have been sold.

     Oil Business

     The Company has acquired oil and gas leases and properties in the states of Texas, Oklahoma, Mississippi and Louisiana. At
December 31, 1995, the Company had a cost of $1,231,776 in such properties.

          (a)  Oil and Gas Revenues.

     A description of the Company's net quantity of oil and gas reserves is contained in the unaudited Supplemental Information of the accompanying financial statements. Estimates of reserves are not presented as being based on estimates prepared or reviewed by independent consultants. All such estimates were made in accordance with regulations promulgated by the Securities and Exchange Commission. The referenced reserve reports are available for examination at the corporate headquarters.

     The Company has no long-term supply or similar agreements with foreign governments or authorities. No major discovery or other favorable or adverse event has caused a significant change in the estimated proved reserves. The Company has not filed with or included in reports to any federal authority or agency, other than the SEC, any estimate of total proved net oil and gas reserves.
All of the Company's production, acreage and drilling activity is located in the United States.

     The changes in proved developed reserves for 1993, 1994 and 1995 were as follows:
                                        Petroleum      Natural
                                         Liquids         Gas
                                         (bbls)         (MCF)

Reserves at December 31, 1992             9,108      1,312,247
 Extensions and discoveries               4,918        183,986
 Purchases of reserves-in-place             438         44,203
 Production                              (2,621)      (195,093)
 Revision of estimates                   (2,746)      (301,203)

Reserves at December 31, 1993             9,097      1,044,140
 Extensions and discoveries                 225         12,662
 Purchases of reserves-in-place          26,345           -
 Sale of reserves-in-place              (   131)    (    3,616)
 Production                             ( 3,525)    (  180,696)
 Revision of estimates                  ( 1,331)    (  207,800)


Reserves at December 31, 1994            30,680        664,690
 Production                              (6,654)      (121,967)
 Revision of estimates                  (19,086)        97,677

Reserves at December 31, 1995             4,940        640,400

     The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (thousands of dollars) for 1995, 1994 and 1993:
                                        1995      1994     1993

Future cash inflows                    $1,251    $1,416   $2,433
Future development and
  production costs                        621       907    1,014
Future income tax expense                 -         -        -

Future net cash flows                   $ 630       509    1,419
10% annual discount                       159       111      415

Standardized measure of
  discounted future cash flows          $ 471     $ 398   $1,004

Primary changes in standardized
measure of discounted future
net cash flow:
                                        1995      1994     1993

Net changes in prices and
  production costs                      $ 218    ($ 594)  $   38
Extensions, discoveries and
  improved recovery                         -        29      249
Purchases of reserves-in-place              -        47       39
Sale of reserves-in-place                   -    (    2)       -
Sales of oil and gas, net of
  production costs                     (  118)   (  138) (   311)
Net change in income taxes                  -         -        -
Revision of estimates                  (   12)   (  101) (   290)
Accretion of discount                      40       100      113
Other                                  (   55)       53      29

                                        $  73    ($ 606) ($  133)

     See the unaudited Supplemental Information in the accompanying financial statements for additional information.

          (b)  Past Production and Average Sales Price.

     Sales Price

          (1) Net oil and gas production (in barrels and MCF, respectively) from registrant's properties in the United States, was as follows:



                                         Oil        Gas
Year Ended                             ( Bbls )   ( MCF )

December 31, 1993                       2,621     195,093

December 31, 1994                       3,525     180,696

December 31, 1995                       6,654     121,967

          (2)  Average sales price and production costs:

                                Average          Average
                              Sales Price    Production Costs
Year Ended                   (Bbls)  (MCF)   (Bbls)     (MCF)

December 31, 1993           $20.06  $1.79     $7.41    $0.97

December 31, 1994           $17.15  $1.60     $6.90    $0.85

December 31, 1995           $16.84  $1.71    $13.60    $0.78

          (c)  Productive Wells and Producing Acres.

          Registrant's interest in gross and net productive wells located on its properties as of December 31, 1995, was as follows:

                                             Developed Acres
          Wells          Gross     Net       Gross       Net

          Oil              -0-     -0-         -0-       -0-

          Gas              15      3.30     7,965.93  l,289.69

          (d)  Undeveloped Acreage.

          Gross and net acres covered by registrant's undeveloped properties as of December 31, 1995, were as follows:

          Acres:

          Gross:   12,886.13                 Net:  8,477.49

          (e)  Productive and Dry Net Wells Drilled During 1995.

                    Exploratory Wells     Development Wells
                   Production     Dry   Productive       Dry

     1995             -0-        1.18        -0-         -0-

          (f)  Wells drilling at December 31, 1995:

               Gross:    -0-            Net:    -0-





Item 3.   Legal Proceedings.

     In the opinion of management, all litigation pertaining to the Company's long-term health care operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995, except for the election of directors.


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

     Period                   Low Bid             High Bid
     1st Quarter, 1994        $0.09375            $0.1250
     2nd Quarter, 1994        $0.09375            $0.1250
     3rd Quarter, 1994        $0.09375            $0.1250
     4th Quarter, 1994        $0.09375            $0.1250

     1st Quarter, 1995        $0.10000            $0.1250
     2nd Quarter, 1995        $0.10000            $0.1250
     3rd Quarter, 1995        $0.10000            $0.1250
     4th Quarter, 1995        $0.10000            $0.1250

     As of March 18, 1996, the approximate number of holders of Common Stock was 2,095. No cash dividends had been paid as of December 31, 1995, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

     The following table sets forth certain summary financial information concerning the Company.

                              Year Ended December 31,
                     1995          1994         1993         1992         1991
Operating
 Revenues      $9,102,349    $8,505,792   $8,105,469   $6,845,977   $4,634,123
Net income
 (loss)       ($   47,877)  ($   53,452) ($  458,122)  $  319,025  ($1,143,981)

Total Assets   $8,580,878    $8,690,373   $9,417,999   $9,204,914   $9,204,021

Long-term debt $4,559,472    $4,571,857   $4,582,958   $4,592,908   $4,601,825

Per common share:

 Net income
   (loss)         ($0.00)    ($  0.00)  ($     0.02)  $     0.02    ($    0.06)
 Cash
   dividends
 declared          $0.00      $  0.00         $0.00   $     0.00     $    0.00






Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

   (a)  Liquidity and Capital Resources:

   During the year 1993, the Company's cash increased from $1,555,489 at the beginning of the period to $2,080,523 at the end of the period. Accordingly, there was an increase in cash of $525,034, composed of net cash provided by operating activities of $1,324,156, net cash used in investing activities of ($785,637) and net cash used in financing activities of ($13,485).

   During the year 1994, the Company's cash decreased from $2,080,523 at the beginning of the period to $1,807,951 at the end of the period. Accordingly, there was a net decrease in cash of ($272,572), composed of net cash provided by operating activities of $l4,585, net cash used in investing activities of ($185,388) and net cash used in financing activities of ($101,769).

   During the year 1995, the Company's cash increased from $1,807,951 at the beginning of the period to $2,096,886 at the end of the period. Accordingly, there was a net increase in cash of $288,935. This was attributable to an increase in cash provided by operating activities.

   The Company is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

   In the Company's view, its short-term liquidity and short-term capital resources will be sufficient to cover its cash needs up to 12 months into the future. The Company does not presently anticipate material capital expenditures. The Company does not have any significant balloon payments. The Company's long-term debt consists of a mortgage loan bearing interest at the rate of 11% and is payable in monthly installments of $42,890. It is anticipated that these payments will be made from revenues received by the operation of the Company's nursing home.

   During 1995, the Company purchased as treasury shares a total of 217,000 shares of its stock at an aggregate purchase price of $26,508.

   (b)  Results of Operations:

   Operating loss for 1993 was ($121,918) as compared to operating income for 1992 of $572,437. Net loss for 1993 was ($458,122), as compared to net income for 1992 of $319,025.

   Operating profit for 1994 was $268,766, as compared to an operating loss of ($121,928) for 1993. Net loss was ($53,452) for 1994, as compared to net loss of ($458,122) for 1993.


   Operating profit for 1995 was $353,246, as compared to an operating profit of $268,766 for 1994. The increase in profit was attributed to larger revenues from the Company's long-term health care facility. Net loss was ($47,877) as compared to ($53,452) for 1994.

   The revenues derived from each segment of the Company's businesses are as follows: Long-term health care - $8,758,711;
real estate development and construction - $22,091 and oil and gas
- $321,547.

   (c)  Effects of Inflation:

   The Company is of the view that inflation did not affect its operations in 1995 and should not in 1996.

Item 8. Financial Statements and Supplementary Data.



                                                Page No.

     Independent Auditors Report                  11

     Consolidated Balance Sheets                  12
       December 31, 1995 and 1994

     Consolidated Statements of                   14
       Operations for the Years
       Ended December 31, 1995, 1994
       and 1993

     Consolidated Statements of                   15
       Stockholders' Equity for
       Years Ended December 31,
       1995, 1994 and 1993

     Consolidated Statements of                   16
       Cash Flows for the Years
       Ended December 31, 1995, 1994
       and 1993

     Notes to Consolidated                        18
       Financial Statements

     Supporting Schedules                         27




Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

        There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended
  December 31, 1995.










To the Board of Directors and Shareholders
InterWest Medical Corporation

                       INDEPENDENT AUDITOR'S REPORT

    We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 1995. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                  WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 1, 1996

2684

                      INTERWEST MEDICAL CORPORATION              (1 of 2)
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994



                                           1995          1994
               ASSETS

CURRENT ASSETS
  Cash, including interest bearing
    accounts, 1995 - $1,939,383;
    1994 - $1,725,085                   $2,096,886    $1,807,951
  Accounts receivable - trade, net of
    allowance for doubtful accounts,
    1995 - $43,638; 1994 - $40,273       1,428,778     1,571,206
  Prepaid expenses                          50,334        35,207

        Total current assets             3,575,998     3,414,364

REAL ESTATE DEVELOPMENT
  AND CONSTRUCTION COSTS                   226,659       250,239

INVESTMENTS
  Investment in joint venture               45,960       104,229
  Common stock, at cost
    which approximates market               28,750        28,750
  Other investments                         -             10,000

                                            74,710       142,979

PROPERTY AND EQUIPMENT, at cost (Note 5)
  Land                                     176,442       176,442
  Buildings and improvements             3,784,989     3,784,989
  Equipment and furniture                  607,943       574,078
  Oil and gas properties (successful
    efforts method of accounting)        1,231,776     1,499,323

                                         5,801,150     6,034,832

  Less accumulated depreciation
    and depletion                        1,415,395     1,464,161

                                         4,385,755     4,570,671
OTHER ASSETS
  Cash escrow accounts                      35,829        22,021
  Deferred financing costs, net            281,927       290,099

                                           317,756       312,120

TOTAL ASSETS                            $8,580,878    $8,690,373








                      INTERWEST MEDICAL CORPORATION              (2 of 2)
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994



                                           1995          1994

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of
    long-term debt (Note 5)           $     12,385  $     11,100
  Accounts payable                         617,874       757,505
  Accrued salaries                         515,612       292,595
  Other accrued liabilities                 92,018       199,414


      Total current liabilities          1,237,889     1,260,614




LONG-TERM DEBT (Note 5)                  4,559,472     4,571,857




STOCKHOLDERS' EQUITY (Note 2)
  Common stock, par value $0.001,
    authorized 50,000,000 shares;
    issued 20,000,000 shares                20,000        20,000
  Additional paid-in capital             4,798,745     4,798,745
  Retained deficit                    (  1,857,146) (  1,809,269)


                                         2,961,599     3,009,476

  Less cost of shares held
    in the treasury,
    1995 - 1,645,964 shares;
    1994 - 1,428,964 shares                178,082       151,574


                                         2,783,517     2,857,902




TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY              $8,580,878    $8,690,373








                      INTERWEST MEDICAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                1995        1994         1993


Net patient service revenue  $8,758,711  $7,993,949   $7,044,626
Other revenue                   343,638     511,843    1,060,843

      Total revenue           9,102,349   8,505,792    8,105,469

Costs and expenses
  Professional care
    of patients               4,497,782   4,234,478    4,121,276
  General services            1,578,723   1,471,813    1,283,139
  Administrative services     1,550,293   1,510,862    1,110,050
  Other costs                   737,377     586,488    1,187,778
  Depreciation, depletion
    and amortization            384,928     433,385      525,154

      Income (loss)
        from operations         353,246     268,766   (  121,928)

Other income (expenses)
  Income from
    litigation settlement          -          6,706      106,800
  Equity in joint
    venture operations           28,530      14,083       15,270
  Gain on sale of assets           -        128,430         -
  Interest income                73,705      33,003       47,496
  Interest expense           (  503,358) (  504,440)  (  505,760)

      Income (loss) before
        taxes on income      (   47,877) (   53,452)  (  458,122)

Provision for income
  taxes (Note 4)                   -           -            -

      Net loss               ($  47,877) ($  53,452)  ($ 458,122)


Net loss per share           ($    -   ) ($    -   )  ($     .02)













                      INTERWEST MEDICAL CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                  Common Stock
               ------------------     Additional
               Number of      Par      Paid-in       Retained   Treasury
                 Shares      Value     Capital        Deficit     Stock

Balance,
 December 31,
 1992         20,000,000    $20,000   $4,798,745  ($1,297,695) ($  55,187)

 Net loss                                         (   458,122)

 Purchase of
   50,964 shares
   of common stock                                             (    4,568)


Balance,
 December 31,
 1993        20,000,000      20,000    4,798,745 ( 1,755,817)  (  59,755)


 Net loss                                        (    53,452)

 Purchase of
   828,000 shares
   of common stock                                             (   91,819)


Balance,
 December 31,
 1994          20,000,000    20,000   4,798,745  ( 1,809,269)   ( 151,574)

 Net loss                                        (    47,877)

 Purchase of
   217,000 shares
   of common stock                                             (   26,508)


Balance,
 December 31,
 1995          20,000,000   $20,000  $4,798,745  ($1,857,146)   ($178,082)












                      INTERWEST MEDICAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                              1995        1994         1993
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash received from
    customers/patients      $9,244,777   $8,553,846   $7,806,887
  Interest received             73,705       33,003       54,678
  Litigation settlement           -           6,706      106,800
  Cash paid to suppliers
    and employees          ( 7,975,413) ( 8,074,242) ( 6,138,449)
  Interest paid            (   503,358) (   504,728) (   505,760)

    Net cash provided by
      operating activities     839,711       14,585    1,324,156


CASH FLOWS FROM
INVESTING ACTIVITIES:
  Collections of
    notes receivable              -          14,543       64,543
  Purchase of property
    and equipment          (   586,159) (   557,899) (   832,323)
  Proceeds from
    sale of property              -         290,782         -
  Purchase of investments         -     (    10,000)        -
  Mortgage escrow deposits (    13,808) (    12,804) (    14,044)
  Received from
    escrow accounts               -          36,990         -
  Advances to joint ventures      -            -     (     3,813)
  Receipts from joint ventures  86,799       53,000         -

    Net cash used in
      investing activities (   513,168) (   185,388) (   785,637)


CASH FLOWS FROM
FINANCING ACTIVITIES:
  Payments on debt         (    11,100) (     9,950) (     8,917)
  Purchase of
    treasury stock         (    26,508) (    91,819) (     4,568)

    Net cash used in
      financing activities (    37,608) (   101,769) (    13,485)

    Net increase
      (decrease) in cash       288,935  (   272,572)     525,034

Cash, beginning of period    1,807,951    2,080,523    1,555,489

Cash, end of period         $2,096,886   $1,807,951   $2,080,523





                      INTERWEST MEDICAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                               1995        1994          1993

RECONCILIATION OF NET LOSS
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

  Net loss                  ($  47,877)  ($  53,452)   ($458,122)

Adjustments to reconcile
  net loss to net cash
  provided by
  operating activities:

    Gain on sale of property      -      (  128,430)        -
    Depreciation and
      amortization             384,928      433,385      525,154
    Abandonments               394,319      149,423      448,506
    Equity in joint
      venture operations   (    28,530) (    14,083) (    15,270)
    (Increase) decrease
      in accounts receivable   142,428       48,054  (   298,769)
    Decrease in
      other receivables           -            -           7,369
    (Increase) decrease
      in prepaid expenses  (    15,127)      30,065  (    19,978)
    Decrease in real
      estate development costs  23,580      122,028      450,574
    Decrease in
      other investments         10,000         -            -
    Increase (decrease)
      in accounts payable   (  139,631)  (  814,290)     793,457
    Increase (decrease)
      in accrued liabilities   115,621      241,885  (   108,765)

      Net cash provided by
        operating activities  $839,711    $  14,585   $1,324,156













NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

 The accounting policies relative to property and equipment and investment in common stock are shown on the accompanying balance sheets. Other significant accounting policies are as follows:

 Basis of Presentation

   The consolidated financial statements include the accounts of InterWest Medical Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in joint ventures are accounted for on the equity basis of accounting.

 Reclassifications

   Certain reclassifications have been made to 1994 and 1993 captions to conform to the 1995 presentation.

 Depreciation

   Depreciation of long-term health care property and equipment is provided principally on the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives of depreciable assets are as follows:

     Buildings and improvements                        31 years
     Equipment and furniture                            7 years

 Oil and Gas Property and Equipment

   The Company utilizes the "successful efforts" method of accounting for costs incurred in the exploration and development of oil and gas properties. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are accumulated and subsequently either expensed, if the properties are determined not to have proved reserves or capitalized as a depletable asset if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical and carrying costs are charged to expenses as incurred. Acquisition costs relating to producing oil and gas properties are amortized on a prospect by prospect basis using the units-of-production method based on engineers' estimates of proven oil and gas reserves. Depletion and depreciation of producing oil and gas properties (other than acquisition costs) are amortized by prospect using the units-of-production method based on estimated proved developed reserves.






NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Financial Instruments

   Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments.

   The fair value of debt is estimated as the discounted amount of future cash flows using a current incremental borrowing rate of 9.5% for similar liabilities.

                                        Carrying        Fair
                                         Amount         Value

     Long-term debt                    $4,571,857     $5,210,638

   Investments consist of ownership interests in privately held entities with no quoted market prices. An estimate of fair value cannot be made without incurring excessive costs.

 Revenue

   Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for service rendered.

   Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.










NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

 Income Taxes

   The Company provides for deferred taxes resulting from temporary differences between the basis of assets and liabilities for financial and tax reporting purposes. Such differences result principally from the use of the direct write-off method for bad debts and write-downs of real estate development costs to net realizable value.

 Net Income (Loss) Per Common Share

   Net income (loss) per common share was computed based on the weighted average number of common shares outstanding for the period. Common stock equivalents have not been included since the effect of inclusion would be antidilutive.

 Cash Flows Presentation

   For purposes of the statement of cash flows, the Company considers cash to include unrestricted cash and all highly liquid investments with initial maturities of ninety days or less from the date of purchase.

 Amortization

   Costs of obtaining financing are amortized over the term of the financing.

 Credit Risk

   The Company regularly maintains cash in bank deposit and brokerage accounts which exceed FDIC/SPIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

 Stock-based Compensation

   The Company recognizes compensation costs for stock-based compensation plans based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Dates that quoted market prices are determined may vary depending on whether the terms of an award are fixed or variable.









NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

 Stock-based Compensation - continued

   The Financial Accounting Standards Board has issued Statement No. 123 establishing a fair value based method of accounting for stock-based compensation plans. As permitted under Statement No. 123, the Company does not intend to adopt the recognition or accounting requirements of the statement. No awards have been granted in 1995, 1994 or 1993.


NOTE 2.   CAPITAL STOCK

 The Company has adopted a Stock Option Plan which provides for the granting of options to officers and other key employees for the purchase of common stock of the Company.

 The Plan reserves 1,500,000 shares of common stock for the granting of such options. Options are subjected to adjustment upon any change in the capital structure of the Company such as a stock dividend, stock split or other similar events.

 Options may be granted at not less than 100% of the fair market value of the Company stock at the date of grant, and are exercisable during a term of ten years from the date of grant at any time in whole or in part, and are subject to continued employment and other conditions as set forth in the option agreement.

 Options are exercisable only by the participants and are not assignable during their lifetime and must be exercised within one year of the death of the participant by his legal representatives.

 Nine hundred, seventy-five thousand (975,000) shares exercisable at $0.15 per share have been granted under the Plan. No options have been exercised as of December 31, 1995.


NOTE 3.   RELATED PARTY TRANSACTIONS

 During the years ended December 31, 1995, 1994 and 1993, Arch B.
 Gilbert, a professional corporation, whose sole stockholder is president of the Company, was paid $21,500, $26,550, and $46,900, respectively, for legal services rendered.

 During the years ended December 31, 1995, 1994 and 1993, the above corpora-tion was reimbursed $56,056, $51,168, and $52,210, respectively, for expenses incurred on behalf of the Company.




NOTE 4.   FEDERAL INCOME TAXES

 The Company adopted the provisions of Statement of Financial
 Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1994. Adoption of this standard did not materially impact the Company's consolidated financial statements.

 The Company had no income tax provision in 1995, 1994 or 1993, and no significant differences between the tax provisions and the amounts computed using statutory rates.

 At December 31, 1995, the Company has unused operating loss carryforwards available to offset future income for tax reporting purposes of approximately $1,679,000 which expires in 2010.

 All income (loss) since inception relates to domestic activity.

 The tax effects of net operating loss carryforwards and temporary differences at December 31, 1995 and 1994 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                            1995         1994
   Deferred tax assets
     Net operating loss carryforwards      $585,868     $570,807
     Real estate valuations                  28,159       28,159
     Other                                   14,838       13,692

                                            628,865      612,658
   Deferred tax liabilities                    -            -
   Valuation allowance                    ( 628,865)   ( 612,658)

       Total deferred taxes, net           $   -        $   -

 During 1995 and 1994, the valuation allowance increased $16,207 and $17,826, respectively.


NOTE 5.   LONG-TERM DEBT

 Long-term debt consisted of the following at December 31:

                                          1995              1994
   Mortgage loan for financing of
   a nursing home constructed in
   Colton, California.  The mortgage
   loan bears interest at 11%, is due
   in monthly installments of $42,890
   (principal and interest), matures
   in June, 2030 and is secured by
   real estate                          $4,571,857    $4,582,957



NOTE 5.   LONG-TERM DEBT - continued

                                          1995              1994

   Less current maturities                  12,385        11,100

                                        $4,559,472    $4,571,857

 Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

   1996                                             $     12,385
   1997                                                   13,818
   1998                                                   15,417
   1999                                                   17,201
   2000                                                   19,192
   2001 and thereafter                                 4,493,844


NOTE 6.   LITIGATION SETTLEMENT

 In April, 1991, the Company reached an agreement pursuant to litigation in connection with the sale of a skilled nursing facility in Vista, California in January 1990. The agreement specified that the Company receive $350,000 plus interest in settlement of all claims asserted. The settlement is recognized in the accompanying financial statement as income upon receipt of the settlement amount. Under terms of the agreement, the Company received $75,000 at the settlement date and received monthly payments of $10,000 until the balance plus interest had been paid.


NOTE 7.   SEGMENTED INFORMATION

 The Company's operations are classified into three principal industry segments:

   Long-term Health Care   -  Operation of convalescent centers
                              involving skilled nursing care in
                              southern California

   Real Estate Development
     and Construction      -  Construction and sale of single
                              family housing

   Oil and Gas             -  Oil and gas exploration and
                              development







 Following is a summary of segmented information for 1995, 1994, and 1993:

                                    1995

                                 Real Estate
                     Long-term   Development
                      Health        and        Oil and
                       Care     Construction      Gas    Consolidated

 Sales to unaffiliated
   customers         $8,758,711 $     22,091   $321,547  $9,102,349

 Operating
   income (loss)     $1,143,251($      9,844) ($549,500) $  583,907
 Other income                                               102,235
 General corporate
   expenses                                             (   230,661)
 Interest expenses                                      (   503,358)

   Loss before
     income taxes                                       ($   47,877)

 Identifiable assets $5,318,673 $    272,619  $863,795   $6,455,087
 Corporate assets                                         2,125,791

   Total Assets
     at 12/31/95                                         $8,580,878

 Capital expenditures $ 33,865  $     -       $552,294   $  586,159

 Depreciation,
   depletion and
   amortization       $219,323  $     -       $165,605   $  384,928



                                  1994

                               Real Estate
                   Long-term   Development
                    Health         and          Oil and
                     Care      Construction       Gas       Consolidated

 Sales to
   unaffiliated
   customers      $7,993,949  $     162,012     $349,831     $8,505,792

 Operating
   income (loss)  $   799,018 $      34,505    ($205,192)    $  628,331
 Other income                                                    53,792
 General corporate
   expenses                                                 (   231,135)
 Interest expenses                                          (   504,440)

   Loss before
     income taxes                                           ($   53,452)

 Identifiable assets $5,579,515 $    354,468    $919,503     $6,853,486
 Corporate assets                                             1,836,887



   Total Assets at 12/31/94                                  $8,690,373

 Capital expenditures $ 111,358 $       -       $446,541$       557,899

 Depreciation,
   depletion and
   amortization       $  208,913 $       -      $224,472     $  433,385


                                 1993

                              Real Estate
                  Long-term   Development
                   Health        and          Oil and
                    Care      Construction      Gas        Consolidated

 Sales to
   unaffiliated
   customers      $7,044,626  $     511,015   $549,828     $8,105,469

 Operating
   income (loss)  $   570,613 $      64,349  ($514,995)    $  119,967
 Other income                                                 169,566
 General corporate
   expenses                                               (   241,895)
 Interest expenses                                        (   505,760)

   Loss before
     income taxes                                         ($  458,122)

 Identifiable assets $5,791,693 $   529,956   $ 986,890    $7,308,539
 Corporate assets                                           2,109,460

   Total Assets at 12/31/93                                $9,417,999


 Capital expenditures $   80,061 $     -      $ 752,262    $  832,323

 Depreciation,
   depletion and
   amortization       $  201,444 $     -      $ 323,710    $  525,154


 The Company did not have any intersegment sales. Operating loss is total revenues less operating expenses for each segment and excludes general corporate expenses, interest expense and other income of a corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. Corporate assets consist principally of cash.


NOTE 8.   CONTINGENCIES

 The Company is involved in litigation pertaining to its long-term health care operations. It is the Company's opinion that any loss incurred would be adequately covered by insurance and the ultimate liability, if any, should not have a material adverse effect on the Company's consolidated financial position.

NOTE 9.   EMPLOYEES RETIREMENT PLAN

 The Company has a retirement plan, established in 1995, covering substantially all of its employees. Contributions to the plan in 1995 totaled $13,866.









                      INTERWEST MEDICAL CORPORATION
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




   Column A    Column B             Column   Column E    Column F
                                        Additions
                          Charged
             Balance at  to Costs  Charged              Balance
              Beginning    and    to Other             at End of
              of Period  Expenses  Accounts Deductions  Period

Allowance for
doubtful accounts

 Year ended
   December 31,
   1993      $   35,263 $  26,727 $    -    $    2,390 $  59,600


 Year ended
   December 31,
   1994      $   59,600 $  19,499 $    -    $   38,826 $  40,273


 Year ended
   December 31,
   1995      $   40,273 $  40,496 $    -    $   37,131 $  43,638










                      INTERWEST MEDICAL CORPORATION
                        SUPPLEMENTAL INFORMATION



    The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

    Estimates of petroleum reserves have been made by independent engineers. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available.
Estimates of proved reserves are inherently imprecise.

    All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                           Petroleum    Natural
                                            Liquids       Gas
                                            (bbls)       (MCF)

  December 31, 1993 -
   proved developed reserves                   9,097   1,044,140

  December 31, 1994 -
   proved developed reserves                  30,680     664,690

  December 31, 1995 -
   proved developed reserves                   4,940     640,400









                      INTERWEST MEDICAL CORPORATION
                        SUPPLEMENTAL INFORMATION



The changes in proved developed reserves for 1993, 1994 and 1995 were as follows:

                                           Petroleum    Natural
                                            Liquids       Gas
                                             (bbls)       (MCF)

  Reserves at December 31, 1992              9,108     1,312,247

   Extensions and discoveries                4,918       183,986
   Purchases of reserves-in-place              438        44,203
   Production                           (    2,621)  (   195,093)
   Revisions of estimates               (    2,746)  (   301,203)

  Reserves at December 31, 1993              9,097     1,044,140

   Extensions and discoveries                  225        12,662
   Purchases of reserves-in-place           26,345          -
   Sale of reserves-in-place            (      131)  (     3,616)
   Production                           (    3,525)  (   180,696)
   Revision of estimates                (    1,331)  (   207,800)

  Reserves at December 31, 1994             30,680       664,690

   Production                           (    6,654)  (   121,967)
   Revision of estimates                (   19,086)       97,677

  Reserves at December 31, 1995              4,940       640,400

   The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1995, 1994 and 1993 are as follows:

                                    1995        1994       1993

  Future cash inflows               $1,251     $1,416     $2,433
  Future development and
   production costs                    621        907      1,014
  Future income tax expense           -          -          -

  Future net cash flows                630        509      1,419
  10% annual discount                  159        111        415

  Standardized measure of
   discounted future cash flows     $  471      $ 398     $1,004









                      INTERWEST MEDICAL CORPORATION
                        SUPPLEMENTAL INFORMATION



Primary changes in standardized measure
of discounted future net cash flow:

                                      1995       1994       1993

  Net changes in prices
   and production costs              $ 218     ($ 594)     $  38
  Extensions, discoveries
   and improved recovery               -           29        249
  Purchases of
   reserves-in-place                   -           47         39
  Sale of reserves-in-place            -       (    2)       -
  Sales of oil and gas,
   net of production costs          (  118)    (  138)    (  311)
  Net change in income taxes           -          -          -
  Revision of estimates             (   12)    (  101)(      290)
  Accretion of discount                 40        100        113
  Other                             (   55)        53         29

                                     $  73     ($ 606)    ($ 133)

Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions. Estimated future income tax expenses are calculated by applying year end statutory tax rates (adjusted for permanent differences, tax credits and tax carryfor-wards) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to the Company.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1995, 1994 and 1993 were as follows (thousands of dollars):







                      INTERWEST MEDICAL CORPORATION
                        SUPPLEMENTAL INFORMATION



                                        1995     1994       1993


  Proved properties                   $  656   $1,198     $1,208
  Unproved properties,
    including wells in progress          576      302        162
  Accumulated depletion
    and depreciaton                  (   406) (   666)   (   452)

        Net capitalized costs         $  826   $  834     $  918


    The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1995, 1994 and 1993 were as follows (thousands of dollars):

                                        1995     1994       1993

    Property acquisition costs        $  431   $  413     $  401
    Exploration costs                    170       85        487
    Development costs                    -        -          -

    Results of oil and gas operations in the aggregate for the three years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995       1994        1993

  Revenues                       $321,547   $349,831  $  549,828

  Production costs                203,803    211,927     209,133
  Exploration expense             501,639    166,321     531,980
  Depreciation and depletion      165,605    224,472     323,710
  Income taxes                       -          -           -
  Other                              -     (  47,697)       -

                                  871,047    555,023   1,064,823

    Net oil and gas loss        ($549,500) ($205,192)($  514,995)

















                      INTERWEST MEDICAL CORPORATION
                        SUPPLEMENTAL INFORMATION



Past Production and Average Sales Price:

(a) Net oil and gas production
    (in barrels and MCF,
    respectively) from
    Registrant's properties in
    the United States was as
    follows:

                                Oil          Gas
                               (Bbls)        (MCF)
          Year Ended

    December 31, 1994           3,525       180,696

    December 31, 1995           6,654       121,967


(b) Average sales price and production costs:

                             Average               Average
                           Sales Price         Production Costs
                        (Bbls)      (MCF)      (Bbls)     (MCF)

        Year Ended

    December 31, 1994   $17.15      $1.60     $  6.90    $  .85

    December 31, 1995   $16.84      $1.71     $13.60     $  .78
















                                PART III

Item 10.    Directors and Executive Officers of the Registrant.

  (a)  Identification of Directors:

  The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

                      Year First Became
                        a Director of
Name                  Age           Company         Position

Arch B. Gilbert      62             1983 (1)        President,
                                          Secretary,
                                          Treasurer &
                                          Director

Terry M. Gallagher, M.D.  57         1983 (1)       Director

                        (1) Date of incorporation

  (b)  Identification of Executive Officers:

Name                           Position             Age

Arch B. Gilbert       President,          62
                      Secretary,
                      Treasurer

Officers serve at the discretion of the Board of Directors.

  Arch B. Gilbert received his B.A. and LL.B. degrees from the University of Oklahoma in 1955 and 1957 respectively. He also received his LL.M. degree from Southern Methodist University in 1963. Since August 1, 1979, Mr. Gilbert has been a member of the law firm of Arch B. Gilbert, A Professional Corporation. From February 1, 1962 to August 1, 1979, Mr. Gilbert was a member of the law firm of Brooks, Tarlton, Gilbert, Douglas & Kressler, Fort Worth, Texas. He is president and a director of American Mobile Home Parks, Inc.

  Terry M. Gallagher, M.D. received his M.D. degree from the University of Michigan Medical School in 1964 and his Master of Science degree from Rackham Graduate School in 1969. He did his residency at the University of Michigan Hospital in 1970. From 1970 to 1972, he was a medical officer in the Air Force. In 1971, he received his Board Certification from the American Board-Otolaryngology. From 1972-1974, he was an Assistant Professor of Surgery (Otolaryngology) at the University of Missouri Medical School, Columbia, Missouri. Since 1974, he has been in private practice (Otolaryngology) in Fort Worth, Texas. He is a diplomat of American Board-Otolaryngology, Head and Neck Surgery, a Fellow of American College of Surgeons and a Clinical Assistant Professor of Surgery (Otolaryngology) at the University of Texas Medical School, San Antonio, Texas. He is a member of the Tarrant County Medical Association, Texas Medical Association and American Medical Association. He is an organizer and member of the Fort Worth Day Surgery Center.

  There is no family relationship between any director or executive officer of the Company.

  No personal meetings of the directors took place in 1995. All resolutions of the directors were taken by written consent.

  (c)  Compliance With Section 16(a) of The Exchange Act.

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11.    Executive Compensation.

  During the fiscal year ended December 31, 1995, Arch B.
Gilbert received cash compensation of $80,000.

  All executive officers as a group (2 persons) received cash remuneration in fiscal year 1995 of $80,000. This does not include legal fees paid to the law firm of the President or reimbursement of expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

  The Company has established an Incentive Stock Option Plan
(the "Plan") which reserved 1,500,000 shares of Common Stock for the exercise of options which may be granted to directors, officers, employees and others. Mr. Gilbert was granted an option to purchase 700,000 shares of stock at $.15 per share on February 6, 1987. The option is for a period of 10 years.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

  (a) The following table sets forth, as of March 18, 1996, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:




Name and Address                  Shares
   of                          Beneficially
Beneficial Owner                  Owned                 Percent

Arch B. Gilbert                4,295,000 (1)             23.13%
3221 Hulen Street, Suite C
Fort Worth, Texas  76107

       (1) Includes 100,000 shares owned by Arch B. Gilbert, A Professional Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert's wife. Does not include 252,000 shares owned by Shannon Gilbert, Mr. Gilbert's adult daughter and 252,000 shares owned by Devon Gilbert, Mr. Gilbert's adult daughter, which beneficial ownership Mr. Gilbert disclaims. Does not include options to purchase 700,000 shares.

  (b) The following table sets forth as of March 18, 1996 certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

                                        Amount and
                      Name of           Nature of
                     Beneficial              Beneficial   Percent
Title of Class            Owner         Ownership    of Class

Common Stock          Arch B. Gilbert         4,295,000    23.13%
$0.001 Par Value

Common Stock          Terry M. Gallagher, M.D.      -0-
0.00%  $0.001
Par Value

Common Stock          All Officers and        4,295,000   23.13%
$0.001 Par Value Directors as a Group
                 (2 persons)

Item 13.    Certain Relationships and Related Transactions.

  The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 1995 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 1995 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $40,456. For the year 1995, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $21,500 for legal services rendered.

  In 1996, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreements or understandings in regard to any such legal services. If any such legal services are performed by Mr.
Gilbert on behalf of the Company, he will be compensated at his usual hourly rates.

  In 1995, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $45,000.

  The Company is not informed as to whether payments made to Mr. Gilbert and his wife were on terms as favorable as the Registrant might have obtained from unaffiliated parties.










                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.

  (a)  1.   Financial Statements.

            The following financial statements of the Company are included in Part II, Item 8:

       Independent Auditor's Report

       Consolidated Balance Sheets December 31,
       1995 and 1994

       Consolidated Statements of Operations for
       the Years Ended December 31, 1995, 1994 and
       1993

       Consolidated Statements of Stockholders'
       Equity for the Years Ended December 31,
       1995, 1994 and 1993

       Consolidated Statements of Cash Flows for
       the Years Ended December 31, 1995, 1994, and
       1993

       Notes to Consolidated Financial Statements

       Supporting Schedules

       2.   Financial Statement Schedules.

            Financial Statement Schedules V, VI, VIII and IX are included in Part II, Item 8. All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

       3.   Exhibits.

            The exhibits listed in the accompanying index to exhibits on Page 38 are filed as part of this report.


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.








                      INTERWEST MEDICAL CORPORATION

                            INDEX TO EXHIBITS

                              ITEM 14(a)


Exhibit                        Description              Page

   3             Articles of Incorporation, Bylaws        *

   4             Instruments defining the right of
              securities holders, including
              debentures                                  *

  10             Material contracts                       *


       *Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, the Registrant hereby incorporates by reference its Registration Statement No. 2-82655 on Form S-18 and Exhibits to such Registration Statement, and which contains these documents which are also required to be filed as Exhibits to this Form 10-K.












                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERWEST MEDICAL CORPORATION



                      By:
                               Arch B. Gilbert, President,
                               Chief Executive Officer,
                               Chief Financial Officer and
                               Chief Accounting Officer


                               Date:


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                      By:
                               Arch B. Gilbert, Director


                               Date:



                      By:
                               Terry M. Gallagher, Director


                               Date: