Form 10-Q
period 1996-03-31
INTERWEST MEDICAL CORP
filed 1996-05-13
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996       Commission File No. 2-82655

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

                             (Not Applicable)

             Yes    X                  No

                     (APPLICABLE TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 17,348,036 shares of Common Stock, $0.001 Par Value.


                       INTERWEST MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31,    December 31,
                                         1996          1995
                                     (Unaudited)
                       ASSETS

CURRENT ASSETS
 Cash                                 $1,848,858    $ 2,096,886
 Accounts receivable - trade           1,473,486      1,428,778
 Other receivables                        22,155           -
 Prepaid expenses                         70,484         50,334

     Total current assets              3,414,983      3,575,998

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                   226,659        226,659

INVESTMENTS
 Investment in joint venture              45,960         45,960
 Capital stock, at cost
   which approximates market              28,750         28,750

                                          74,710         74,710

PROPERTY AND EQUIPMENT, at cost
 Land                                    176,442        176,442
 Buildings and improvements            3,784,989      3,784,989
 Equipment and furniture                 607,943        607,943
 Oil and gas properties (successful
   effort method of accounting)        1,291,315      1,231,776

                                       5,860,689      5,801,150
 Less accumulated depreciation         1,556,204      1,415,395

                                       4,304,485      4,385,755
OTHER ASSETS
 Cash escrow accounts                     39,030         35,829
 Deferred financing costs, net           281,927        281,927

                                         320,957        317,756

TOTAL ASSETS                          $8,341,794     $8,580,878


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt $   12,385     $   12,385
 Accounts payable                        594,634        617,874
 Accrued liabilities                     470,516        607,630

     Total current liabilities         1,077,535      1,237,889

LONG-TERM DEBT                         4,556,605      4,559,472

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001,
   authorized 50,000,000 shares;
   issued 20,000,000 shares               20,000         20,000
 Additional paid-in capital            4,798,745      4,798,745
 Retained deficit                    ( 1,808,327)   ( 1,857,146)

                                       3,010,418      2,961,599
 Less shares held in the treasury,
   1996 $2,651,964; 1995 $1,645,964      302,764        178,082

                                       2,707,654      2,783,517
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $8,341,794     $8,580,878

                       INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                   Three Months Ended
                                                   March 31,
                                             1996         1995

Net patient service revenue              $2,326,706   $2,139,788
Other revenue                                44,584       99,010

     Total revenue                        2,371,290    2,238,798

Costs and expenses
 Professional care of patients            1,199,567    1,040,475
 General services                           450,673      374,929
 Administrative services                    367,357      276,892
 Other costs                                 54,672       98,947
 Depreciation, depletion
   and amortization                         140,809      126,216

     Income from operations                 158,212      321,339

Other income (expenses)
 Interest income                             16,409       17,005
 Interest expense                       (   125,802) (   126,007)

     Income before
      taxes on income                        48,819      212,337

Provision for income taxes                     -            -

     Net income                          $   48,819   $  212,337


Per share of common stock:
 Weighted average number
   of shares outstanding                 17,739,390   18,561,703


Income per share                         $      .00   $      .01

                        INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                   Three Months Ended
                                                   March 31,
                                            1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES    ($   38,940)  $  165,632



CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for acquisition of property   (    59,539) (   199,190)
 Advances to employees                  (    22,000) (    22,000)
 Distributions received
   from joint venture                          -          12,500
 Purchase of treasury stock             (   124,682) (     3,489)

     Net cash used in
      investing activities              (   206,221) (   212,179)



CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on borrowings                 (     2,867) (     2,662)

     Net cash used in
      financing activities              (     2,867) (     2,662)

     Net decrease in cash               (   248,028) (    49,209)

Cash, beginning of period                 2,096,886    1,807,951

Cash, end of period                      $1,848,858   $1,758,742

                        INTERWEST MEDICAL CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income (loss) per share was computed by dividing the net income
   (loss) by the weighted average number of shares outstanding.

                            REVIEW BY INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



    Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of operations for the three ended March 31, 1996 and 1995, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

    The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.








                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

    We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 1996, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                    WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 8, 1996

501


                            PART I - EXHIBIT I
Item 2.  Management's Discussion and Analysis of Financial
         Position and Results of Operations.


Changes in Balance Sheet Accounts

    Current assets were $3,414,983 and total assets were $8,341,794 at March 31, 1996 as compared to $3,575,998 current assets and $8,580,878 total assets at December 31, 1995. Current liabilities were $1,077,535 at March 31, 1996 as compared to $1,237,889 at December 31, 1995. Long-term liabilities were $4,556,605 at March 31, 1996 as compared to $4,559,472 at
December 31, 1995.


Results of Operations

    For the Three Months Ended March 31, 1996, operating revenue was $2,371,290; costs and expenses were $2,213,078, and net income was $48,819 as compared to operating revenues of $2,238,798, costs and expenses of $1,917,459, and net income was $212,337 for the Three Months Ended March 31, 1995.


Cash Flows

    For the Three Months Ended March 31, 1996, cash flows from operating activities were ($38,940), cash flows from investing activities were ($206,221), cash flows from financing activities were ($2,867), cash at the beginning of the period was $2,096,886, and cash at the end of the period was $1,848,858 as compared to cash flows from operating activities of $165,632, cash flows from investing activities of ($212,179), cash flows from financing activities of ($2,662), and cash at the beginning of the period of $1,807,951, and cash at the end of the period of $1,758,742 for the Three Months Ended March 31, 1995.


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



Date:    May 10, 1996