Form 10-Q
period 1996-06-30
INTERWEST MEDICAL CORP
filed 1996-08-09
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996        Commission File No. 2-82655

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

                             (Not Applicable)

             Yes    X                  No

                     (APPLICABLE TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 17,298,036 shares of Common Stock, $0.001 Par Value.


                       INTERWEST MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                       June 30,    December 31,
                                         1996          1995
                                     (Unaudited)
                       ASSETS

CURRENT ASSETS
 Cash                                 $1,914,149    $ 2,096,886
 Accounts receivable - trade           1,462,306      1,428,778
 Other receivables                        22,156           -
 Prepaid expenses                         47,468         50,334

     Total current assets              3,446,079      3,575,998

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                   203,113        226,659

INVESTMENTS
 Investment in joint venture                -            45,960
 Capital stock, at cost
   which approximates market              28,750         28,750

                                          28,750         74,710

PROPERTY AND EQUIPMENT, at cost
 Land                                    176,442        176,442
 Buildings and improvements            3,784,989      3,784,989
 Equipment and furniture                 636,590        607,943
 Oil and gas properties (successful
   effort method of accounting)        1,348,647      1,231,776

                                       5,946,668      5,801,150
 Less accumulated depreciation         1,700,911      1,415,395

                                       4,245,757      4,385,755
OTHER ASSETS
 Cash escrow accounts                     42,231         35,829
 Deferred financing costs, net           281,927        281,927

                                         324,158        317,756

TOTAL ASSETS                          $8,247,857     $8,580,878


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt $   12,385     $   12,385
 Accounts payable                        546,647        617,874
 Accrued liabilities                     420,217        607,630

     Total current liabilities           979,249      1,237,889

LONG-TERM DEBT                         4,553,448      4,559,472

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001,
   authorized 50,000,000 shares;
   issued 20,000,000 shares               20,000         20,000
 Additional paid-in capital            4,798,745      4,798,745
 Retained deficit                    ( 1,794,316)   ( 1,857,146)

                                       3,024,429      2,961,599
 Less shares held in the treasury,
   1996 2,701,964; 1995 1,645,964        309,269        178,082

                                       2,715,160      2,783,517
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $8,247,857     $8,580,878

                       INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                   Three Months Ended        Six Months Ended
                        June 30,                  June 30,
                     1996       1995          1996       1995

Net patient
 service revenue  $2,215,633  $2,238,630   $4,542,339 $4,378,418
Other revenue         72,520      75,014      117,104    174,024

     Total revenue 2,288,153   2,313,644    4,659,443  4,552,442

Costs and expenses
 Professional care
   of patients     1,205,646   1,100,367    2,405,213  2,140,842
 General services    460,734     404,392      911,407    779,321
 Administrative
   services          287,313     281,961      654,670    558,853
 Other costs          66,403      79,637      121,075    178,584
 Depreciation,
   depletion and
   amortization      144,707     128,801      285,516    255,017

     Income from
      operations     123,350     318,486      281,562    639,825

Other income (expenses)
 Interest income      16,175      18,701       32,584     35,706
 Interest expense(   125,514)(   125,934) (   251,316) ( 251,941)

     Income before
      taxes on income 14,011     211,253       62,830    423,590

Provision for
 income taxes           -           -            -          -

     Net income   $   14,011  $  211,253   $   62,830 $  423,590


Per share of
 common stock:
   Weighted average
     number of shares
     outstanding  17,313,036  18,523,036   17,526,213 18,542,369


Income per share  $      .00  $      .01   $     0.00 $     0.02

                       INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                  Six Months Ended
                                                          June 30,
                                           1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES    $   48,394   $   438,967



CASH FLOWS FROM INVESTING ACTIVITIES
 Distributions received
   from joint venture                       80,000        57,800
 Payments for acquisition of property  (   145,518)  (   274,405)
 Net changes in escrow accounts        (     6,402)  (     6,402)
 Advances to employees                 (    22,000)  (    22,000)

     Net cash used in
      investing activities             (    93,920)  (   245,007)



CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of Treasury stock            (   131,187)  (     8,094)
 Payments on borrowings                (     6,024)  (     5,398)

     Net cash used in
      financing activities             (   137,211)  (    13,492)

     Net increase (decrease) in cash   (   182,737)      180,468

Cash, beginning of period                2,096,886     1,807,951

Cash, end of period                     $1,914,149    $1,988,419

                       INTERWEST MEDICAL CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, and its results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1995 and 1994.
   The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income (loss) per share was computed by dividing the net income
   (loss) by the weighted average number of shares outstanding.

                           REVIEW BY INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



    Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the three and six months ended June 30, 1996 and 1995, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

    The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.








                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

    We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 1996, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                    WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
August 2, 1996

505



                            PART I - EXHIBIT I
Item 2.  Management's Discussion and Analysis of Financial
         Position and Results of Operations.


Changes in Balance Sheet Accounts

    Current assets were $3,446,079 and total assets were $8,247,857 at June 30, 1996 as compared to $3,575,998 current assets and $8,580,878 total assets at December 31, 1995. Current liabilities were $979,249 at June 30, 1996 as compared to $1,237,889 at December 31, 1995.


Results of Operations

    For the Three Months Ended June 30, 1996, operating revenue was $2,288,153; costs and expenses were $2,164,803, and net income was $14,011 and interest income was $16,175, as compared to the Three Months Ended June 30, 1995 operating revenues of $2,313,644, costs and expenses of $1,995,158, net income of $211,253 and interest income of $18,701.

    For the Six Months Ended June 30, 1996, operating revenue was $4,659,443, costs and expenses were $4,377,881, interest income was $32,584 and net income was $62,830, as compared, for the Six Months Ended June 30, 1995, to operating revenue of $4,552,442, costs and expenses of $3,912,617, interest income of $35,706, and net income of $423,590.


Cash Flows

    For the Six Months Ended June 30, 1996, cash flows from operating activities were $48,394, cash flows from investing activities were ($93,920), cash flows from financing activities were ($137,211), net decrease in cash was ($182,737), cash at the beginning of the period was $2,096,886, and cash at the end of the period was $1,914,149 as compared to the Six Months Ended June 30, 1995, to cash flows from operating activities of $438,967, cash flows from investing activities of ($245,007), cash flows from financing activities of ($13,492), net increase in cash of $180,468, cash at the beginning of the period of $1,807,951 and cash at the end of the period of $1,988,419.


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



Date:    August 9, 1996