Form 10-Q
period 1996-11-10
INTERWEST MEDICAL CORP
filed 1996-11-12
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996   Commission File No.
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

                             (Not Applicable)

             Yes    X                  No

                     (APPLICABLE TO CORPORATE ISSUERS)

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the close of the period covered by this report.  17,223,036 shares of Common Stock,
$0.001
Par Value.


                       INTERWEST MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   September 30,   December 31,
                                        1996           1995
                                    (Unaudited)
                       ASSETS

CURRENT ASSETS
 Cash                              $   2,156,617    $ 2,096,886
 Accounts receivable - trade           1,354,355      1,428,778
 Other receivables                        22,156           -
 Prepaid expenses                         66,806         50,334

     Total current assets              3,599,934      3,575,998

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS                   126,811        226,659

INVESTMENTS
 Investment in joint venture              11,715         45,960
 Capital stock, at cost
   which approximates market              28,750         28,750

                                          40,465         74,710

PROPERTY AND EQUIPMENT, at cost
 Land                                    176,442        176,442
 Buildings and improvements            3,784,989      3,784,989
 Equipment and furniture                 648,479        607,943
 Oil and gas properties (successful
   effort method of accounting)        1,373,763      1,231,776

                                       5,983,673      5,801,150
 Less accumulated depreciation         1,847,137      1,415,395

                                       4,136,536      4,385,755
OTHER ASSETS
 Cash escrow accounts                     45,432         35,829
 Deferred financing costs, net           281,927        281,927

                                         327,359        317,756

TOTAL ASSETS                       $   8,231,105     $8,580,878


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt             $      12,385$
12,385
 Accounts payable                        500,729        617,874
 Accrued liabilities                     396,181        607,630

     Total current liabilities           909,295      1,237,889

LONG-TERM DEBT                         4,550,311      4,559,472

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001,
   authorized 50,000,000 shares;
   issued 20,000,000 shares               20,000         20,000
 Additional paid-in capital            4,798,745      4,798,745
 Retained deficit                 (    1,728,497)   ( 1,857,146)

                                       3,090,248      2,961,599
 Less shares held in the treasury,
   1996 2,776,964; 1995 1,645,964        318,749        178,082

                                       2,771,499      2,783,517
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $   8,231,105     $8,580,878

                       INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                               Three Months Ended
 Nine Months Ended
                                 September 30,
   September 30,
                     1996       1995          1996       1995

Net patient
 service revenue  $2,271,679  $2,251,989   $6,814,018 $6,630,407
Other revenue        152,593      86,450      269,697    260,474

     Total revenue 2,424,272   2,338,439    7,083,715  6,890,881

Costs and expenses
 Professional care
   of patients     1,216,091   1,162,540    3,621,304  3,303,382
 General services    500,298     457,431    1,411,705  1,182,540
 Administrative
   services          255,486     289,011      910,156    847,864
 Other costs         133,512      94,325      254,587    327,121
 Depreciation,
   depletion and
   amortization      146,226     136,354      431,742    391,371

     Income from
      operations     172,659     198,778      454,221    838,603

Other income (expenses)
 Interest income      18,691      18,484       51,275     54,190
 Interest expense(   125,531)(   125,857) (   376,847)
           (   377,798)

     Income before
      taxes on income 65,819      91,405      128,649    514,995

Provision for
 income taxes           -           -            -          -

     Net income   $   65,819  $   91,405   $  128,649 $  514,995


Per share of
 common stock:
   Weighted average
     number of shares
     outstanding  17,260,536  18,496,369   17,437,654 18,527,035


Income per share  $     0.00  $     0.00   $     0.01 $     0.03


                       INTERWEST MEDICAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                  Nine Months
Ended
                                                        September
30,
                                           1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES    $  341,924   $   632,334



CASH FLOWS FROM INVESTING ACTIVITIES
 Distributions received
   from joint venture                       81,761        69,800
 Payments for acquisition of property  (   182,523)  (   445,649)
 Net changes in escrow accounts        (     9,603)  (     9,603)
 Advances to employees                 (    22,000)  (    22,000)

     Net cash used in
      investing activities             (   132,365)  (   407,452)



CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of Treasury stock            (   140,667)  (    10,596)
 Payments on borrowings                (     9,161)  (     8,210)

     Net cash used in
      financing activities             (   149,828)  (    18,806)

     Net increase in cash                   59,731       206,076

Cash, beginning of period                2,096,886     1,807,951

Cash, end of period                     $2,156,617    $2,014,027


                       INTERWEST MEDICAL CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial
   position as of September 30, 1996, and its results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the
   period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.


                           REVIEW BY INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



    Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

    The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


          To the Board of Directors
          InterWest Medical Corporation

          We have reviewed the condensed consolidated balance sheet
          of InterWest Medical Corporation as of September 30, 1996, and the related condensed consolidated statements of operations for the three and nine month periods ended
          September 30, 1996 and 1995, and cash flows for the nine
          months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



          WEAVER AND TIDWELL, L.L.P.
          Fort Worth, Texas
          November 4, 1996
          510          PART I - EXHIBIT I

Item 2.  Management's Discussion and Analysis of Financial
         Position and Results of Operations.


Changes in Balance Sheet Accounts

    Current assets were $3,599,934 and total assets were $8,231,105 at September 30, 1996 as compared to $3,575,998 current
assets and $8,580,878 total assets at December 31, 1995. Current liabilities were $909,295 at September 30, 1996 as compared to $1,237,889 at December 31, 1995.


Results of Operations

    For the Three Months Ended September 30, 1996, operating revenue was $2,424,272; costs and expenses were $2,251,613, net income was $65,819 and interest income was $18,691, as compared to the Three Months Ended September 30, 1995 operating revenue of $2,338,439, costs and expenses of $2,139,661, net income of $91,405 and interest income of $18,484.

    For the Nine Months Ended September 30, 1996, operating revenue was $7,083,715, costs and expenses were $6,629,494, interest income was $51,275 and net income was $128,649, as compared to the Nine Months Ended September 30, 1995, to operating revenue of $6,890,881, costs and expenses of $6,052,278, interest income of $54,190, and net income of $514,995.


Cash Flows

    For the Nine Months Ended September 30, 1996, cash flows from operating activities were $341,924, cash flows from investing activities were ($132,365), cash flows from financing activities were ($149,828), net increase in cash was $59,731, cash at the beginning of the period was $2,096,886, and cash at the end of the period was $2,156,617 as compared to the Nine Months Ended September 30, 1995, cash flows from operating activities of $632,334, cash flows from investing activities of ($407,452), cash flows from financing activities of ($18,806), net increase in cash of $206,076, cash at the beginning of the period of $1,807,951 and cash at the end of the period of $2,014,027.


                        PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) None.

         (b) None.


                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

                                INTERWEST MEDICAL CORPORATION



                           By:
                                Arch B. Gilbert, President,
                                Chief Executive Officer,
                                Chief Financial Officer, and
                                Chief Accounting Officer

Date:    November 6, 1996