Form 10-K
period 1996-12-31
INTERWEST MEDICAL CORP
filed 1997-04-16
CIK 717197

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C.  20549


	FORM 10-K
(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996.

	OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 for the Transition Period From to.

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

As of March 19, 1997, the aggregate market value of the 12,822,036 shares of voting Common Stock held by non-affiliates of the Company was approximately $1,442,479 based on the average bid and asked price on that date.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

 Shares Outstanding
    Class                                       as of March 19, 1997

Common Stock,                                           17,117,036
$0.001 Par Value


	DOCUMENTS INCORPORATED BY REFERENCE


(a)     Prospectus dated June 6, 1983 - incorporated by reference in Part I.

(b)     Exhibits to the Registration Statement No. 2-82655 on Form S-18 - Part
IV.

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

Item 2. Properties.

Nursing Home Business

The Company owns and operates a 156-bed skilled nursing home located on a 9 acre parcel of land in Colton, California. At December 31, 1996, the Company had a cost of $3,407,508 in such facility. In 1996, the facility had an operating income of $1,003,417.

Residential Development

The Company purchased a 2 acre parcel of land in Modesto, California at a cost of $243,558 for the location of a nursing home. The Company decided not to build such nursing home but to develop the land for 12 residential lots. Two houses were built on this tract. Ten lots and both houses have been sold.

The Company acquired a 148.73 acre tract of land in Miami County, Kansas at a cost of $176,328, for the purpose of developing 14 residential lots. Thirteen of the lots have been sold.

The Company, through a joint venture, acquired a 50% interest in 370 acres in Douglas County, Kansas, for the purpose of developing 33 residential lots, at a cost of $175,000. Twenty-nine lots have been sold.

Oil Business

The Company has acquired oil and gas leases and properties in the states of Texas, Oklahoma, Mississippiand Louisiana. At December 31, 1996, the Company had a cost of $997,083 in such properties.

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

The changes in proved developed reserves for 1994, 1995 and 1996 were as follows:
Petroleum           Natural
 Liquids              Gas
  (bbls)             (MCF)

Reserves at December 31, 1993                     9,097    1,044,140
Extensions and discoveries                      225     12,662
Purchases of reserves-in-place           26,345    -
Sale of reserves-in-place                       (   131)
(    3,616)
Production                                              ( 3,525)
(  180,696)
Revision of estimates                           ( 1,331)          (  207,800)

Reserves at December 31, 1994                    30,680 664,690



Production                                               (  6,654)
(  121,967)
Revision of estimates                           ( 19,086)          97,677

Reserves at December 31, 1995                   4,940   640,400

	Sales of reserves in place                      (     30)
(    2,930)
	Production                                              (  1,070)
(  119,380)
	Revision of estimates                           (    480)       (  101,080)

Reserves at December 31, 1996                     3,360   417,010

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (thousands of dollars) for 1996, 1995 and 1994:
	 1996    1995    1994

Future cash inflows     $ 975   $1,251  $1,416
Future development and
production costs        587     621     907
Future income tax expense         -       -       -

Future net cash flows   $ 388   $  630  $  509
10% annual discount        60      159     111

Standardized measure of
discounted future cash flows    $ 328   $  471  $  398

Primary changes in standardized
measure of discounted future
net cash flow:
	 1996    1995    1994

Net changes in prices and
production costs        $  88   $  218  ($  594)
Extensions, discoveries and
improved recovery       -       -       29
Purchases of reserves-in-place  -       -       47
Sale of reserves-in-place       (    1) -       (     2)
Sales of oil and gas, net of
production costs        (   78) (   118)        (   138)
Net change in income taxes      -       -       -
Revision of estimates   (  158) (    12)        (   101)
Accretion of discount   39      40      100
Other   (   33) (    55)            53

	($ 143) $   73  ($  606)

See the unaudited Supplemental Information in the accompanying financial statements for additional information.


(b)     Past Production and Average Sales Price.

Sales Price

(1) Net oil and gas production (in barrels and MCF, respectively) from registrant's properties in the United States, was as follows:

  Oil     Gas
Year Ended                                          (  Bbls )   (  MCF  )

December 31, 1994       3,525   180,696

December 31, 1995       6,654   121,967

December 31, 1996       1,823    97,034

(2)     Average sales price and production costs:

  Average                   Average
Sales Price     Production Costs
Year Ended                        ( Bbls ) ( MCF )  (Bbls)   ( MCF )

December 31, 1994                  $17.15  $1.60        $ 6.90  $0.85

December 31, 1995                  $16.84        $1.71  $13.60  $0.78

December 31, 1996                  $22.19        $1.80  $12.01  $1.06

(c)     Productive Wells and Producing Acres.

Registrant's interest in gross and net productive wells located on its properties as of December 31, 1996, was as follows:

Developed Acres
Wells           Gross   Net             Gross    Net

Oil                       -0-   -0-         -0-           -0-

Gas                       15            3.30        7,965.93  l,289.69

(d)     Undeveloped Acreage.

Gross and net acres covered by registrant's undeveloped properties as of December 31, 1996, were as follows:

Acres:

Gross:   6,915.764                      Net:     6,427.324

(e)     Productive and Dry Net Wells Drilled During 1996.

Exploratory Wells         Development Wells
    Production     Dry    Productive   Dry

1996                      -0-         1      -0-                -0-

(f)     Wells drilling at December 31, 1996:

Gross:  -0-                     Net:       -0-

Item 3. Legal Proceedings.

In the opinion of management, all litigation pertaining to the Company's long-term health care operations and oil and gas business is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1996, except for the election of directors.


	PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:


      Period                    Low Bid                         High Bid
1st Quarter, 1995               $0.10000                        $0.1250
2nd Quarter, 1995               $0.10000                        $0.1250
3rd Quarter, 1995               $0.10000                        $0.1250
4th Quarter, 1995               $0.10000                        $0.1250

1st Quarter, 1996               $0.10000                        $0.1250
2nd Quarter, 1996               $0.10000                        $0.1250
3rd Quarter, 1996               $0.10000                        $0.1250
4th Quarter, 1996               $0.10000                        $0.1250

As of March 19, 1997, the approximate number of holders of Common Stock was 2,044. No cash dividends had been paid as of December 31, 1996, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

		      Year Ended December 31,
	   1996        1995        1994        1993        1992
Operating
Revenues  $9,283,774  $9,102,349  $8,505,792  $8,105,469
 $6,845,977
Net income (loss)
($   49,282)  ($   47,877)  ($   53,452)  ($  458,122)  $319,025

Total Assets
$8,333,614   $8,580,878  $8,690,373  $9,417,999  $9,204,914

Long-term debt
$4,545,653  $4,559,472  $4,571,857  $4,582,958  $4,592,908

Per common share:

Net income (loss)
($0.00)  ($0.00)  ($  0.00)  ($     0.02)  $     0.02
Cash
dividends
declared  $0.00  $0.00  $  0.00  $     0.00  $     0.00





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

During the year 1996, the Company's cash decreased from $2,096,886 at the beginning of the period to $2,094,563 at the end of the period. Accordingly, there was a net decrease in cash of ($2,323). This was attributable to a decrease in net cash provided by operating activities.


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

During 1996, the Company purchased as treasury shares a total of 1,237,000 shares of its stock at an aggregate purchase price of $154,442.

(b)     Results of Operations:

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

Operating profit for 1996 was $360,059, as compared to an operating profit of $353,246 for 1995. The increase in profit was attributed to larger revenues from the Company's long-term health care facility. Net loss was ($49,282) in 1996 as compared to a loss of ($47,877) in 1995.

The revenues derived from each segment of the Company's businesses are as follows: Long-term health care - $8,903,359; real estate development and construction - $104,533 and oil and gas -
$275,882.

(c)     Effects of Inflation:

The Company is of the view that inflation did not affect its operations in 1996 and should not in 1997.

Item 8. Financial Statements and Supplementary Data.

		Page No.

Independent Auditor's Report    12

Consolidated Balance Sheets December 31, 1996 and 1995  13

Consolidated Statements of Operations for Years Ended
December 31, 1996, 1995 and 1994  15

Consolidated Statements of Stockholders Equity for Years Ended
December 31, 1996, 1995 and 1994 16

Consolidated Statements of Cash Flows for Years Ended
December 31, 1996, 1995 and 1994  17

Notes to Consolidated Financial Statements    19

Supporting Schedules    29


Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1996.


	INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31,
1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 7, 1997


	INTERWEST MEDICAL CORPORATION   (1 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1996 AND 1995



	   1996           1995
		  ASSETS

CURRENT ASSETS
Cash, including interest bearing
	accounts, 1996 - $1,954,527;
	1995 - $1,939,383       $2,094,563      $2,096,886
Accounts receivable - trade,
	net of allowance for doubtful
	accounts, 1996 - $51,178;
	1995 - $43,638  1,631,439       1,428,778
Prepaid expenses and
	other receivables           73,335          50,334

Total current assets     3,799,337        3,575,998

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS  121,582      226,659

INVESTMENTS
Investment in joint venture     -       45,960
Common stock, at cost
which approximates market              -             28,750

	-       74,710
PROPERTY AND EQUIPMENT, at cost
Land                    176,442 176,442
Buildings and improvements      3,786,294       3,784,989
Equipment and furniture 645,876 607,943
Oil and gas properties (successful
efforts method of accounting)      997,083       1,231,776

	5,605,695       5,801,150
Less accumulated depreciation
	and depletion    1,501,730       1,415,395

	  4,103,965       4,385,755

OTHER ASSETS
Cash escrow accounts    34,975  35,829
Deferred financing costs, net      273,755         281,927

	   308,730         317,756

TOTAL ASSETS    $8,333,614      $8,580,878


	INTERWEST MEDICAL CORPORATION   (2 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1996 AND 1995



	   1996            1995
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt    $  13,818       $   12,385
Accounts payable        508,621 617,874
Accrued salaries        543,697 515,612
Other accrued liabilities         142,032           92,018

Total current liabilities       1,208,168         1,237,889





LONG-TERM DEBT  4,545,653         4,559,472





STOCKHOLDERS' EQUITY
Common stock, par value $0.001,
authorized 50,000,000 shares;
issued 20,000,000 shares        20,000  20,000
Additional paid-in capital      4,798,745       4,798,745
Retained deficit        ( 1,906,428)    ( 1,857,146)

	2,912,317       2,961,599

Less cost of shares held in
	the treasury, 1996 2,882,964;
	1995 1,645,964     332,524         178,082


	 2,579,793       2,783,517





TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY        $8,333,614      $8,580,878


	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



	    1996            1995            1994

REVENUES
	Net patient
		service revenue $8,903,359   $8,758,711   $7,993,949
	Other revenue      380,415         343,638         511,843

Total revenue   9,283,774       9,102,349       8,505,792

COSTS AND EXPENSES
Professional
	care of patients        4,796,723       4,497,782       4,234,478
General services        1,783,758       1,578,723       1,471,813
Administrative services 1,320,204       1,550,293       1,510,862
Other costs     731,981 737,377 586,488
Depreciation, depletion
and amortization           291,049         384,928         433,385

Income from operations  360,059 353,246 268,766

OTHER INCOME (EXPENSES)
Income from
	litigation settlement   -       -       6,706
Equity in joint
	venture operations      12,313  28,530  14,083
Gain on sale of assets  -       -       128,430
Interest income 80,638  73,705  33,003
Interest expense        (  502,292)     (  503,358)     (  504,440)

Loss before
	taxes on income         (   49,282)     (   47,877)     (   53,452)

Provision for income taxes          -                -               -

Net loss        ($  49,282)     ($  47,877)     ($  53,452)


Net loss per share      ($    0.00)     ($    0.00)     ($    0.00)


	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




	   Common Stock         Additional
	Number of       Par     Paid-in  Retained       Treasury
	  Shares        Value     Capital        Deficit         Stock

Balance,
December 31,
1993    20,000,000  $20,000  $4,798,745  ($1,755,817)  ($59,755)

Net loss                                (    53,452)

Purchase
of
828,000
shares
of common
stock                                                           ( 91,819)

Balance,
December 31,
1994    20,000,000   20,000   4,798,745   ( 1,809,269)   (151,574)

Net loss                                (    47,877)

Purchase
	of
	217,000
	shares
	of common
	stock                                                           ( 26,508)

Balance,
December 31,
1995    20,000,000   20,000   4,798,745   (1,857,146)   (178,082)

Net loss                                (   49,282)

Purchase
	of
1,237,000
	shares
of common
stock                                                           (154,442)

Balance,
December 31,
1996    20,000,000   $20,000   $4,798,745  ($1,906,428)
($332,524)


	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


	   1996            1995            1994

CASH FLOWS FROM
OPERATING ACTIVITIES:
Cash received from
customers/patients      $9,045,079      $9,244,777      $8,553,846
Interest received       80,638  73,705  33,003
Litigation settlement   -       -       6,706
Cash paid to suppliers
and employees   ( 8,220,967)    ( 7,975,413)    ( 8,074,242)
Interest paid   (   502,292)    (   503,358)    (   504,728)

Net cash provided by
operating activities    402,458 839,711 14,585

CASH FLOWS FROM
INVESTING ACTIVITIES:
Collections of
	notes receivable        -       -       14,543
Purchase of property
and equipment   (   352,675)    (  586,159)     (   557,899)
Proceeds from
	sale of property        55,595  -       290,782
Purchase of investments -       -       (    10,000)
Mortgage escrow
	deposits, net   854     (   13,808)     (    12,804)
Received from
	escrow accounts -       -       36,990
Receipts from
	joint ventures      58,273          86,799          53,000

Net cash used in
investing activities    (   237,953)    (   513,168)    (   185,388)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Payments on debt        (    12,386)    (    11,100)    (     9,950)
Purchase of
	treasury stock  (   154,442)    (    26,508)    (    91,819)

Net cash used in
financing activities    (   166,828)    (    37,608)    (   101,769)

Net increase
	(decrease) in cash      (     2,323)    288,935 (   272,572)

Cash, beginning of period   2,096,886   1,807,951   2,080,523

Cash, end of period     $2,094,563      $2,096,886      $1,807,951


	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



	  1996            1995             1994

RECONCILIATION OF NET LOSS
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net loss        ($ 49,282)      ($ 47,877)      ($ 53,452)

Adjustments to reconcile net
loss to net cash provided
by operating activities:

Gain on sale of property        (  36,034)      -       ( 128,430)
Depreciation and
	amortization    291,049 384,928 433,385
Abandonments    332,027 394,319 149,423
Equity in joint
	venture operations      (  12,313)      (  28,530)      (  14,083)
(Increase) decrease
in accounts receivable  ( 202,661)      142,428 48,054
(Increase) decrease in
	prepaid expenses and
	other receivables       5,749   (  15,127)      30,065
Decrease in real estate
development costs       105,077 23,580  122,028
Decrease in other investments   -       10,000  -
Decrease in accounts payable    ( 109,253)  ( 139,631)   ( 814,290)
Increase (decrease)
in accrued liabilities    78,099         115,621         241,885

Net cash provided by
operating activities    $402,458        $839,711        $  14,585



NONCASH INVESTING
AND FINANCING ACTIVITIES:

Included in prepaid expenses and other receivables at December 31, 1996 is $28,750 due from the president of the Company on the sale of common stock investments.






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

Reclassifications

Certain reclassifications have been made to 1995 and 1994 captions to conform to the 1996 presentation.

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

	Carrying        Fair
	  Amount           Value

Long-term debt - 1996   $4,559,471      $5,198,252
Long-term debt - 1995   $4,571,857      $5,210,638

Investments at December 31, 1995 consisted of ownership interests in privately held entities with no quoted market prices. An estimate of fair value cannot be made without incurring excessive costs.

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


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company provides for deferred taxes resulting from temporary differences between the basis of assets and liabilities for financial and tax reporting purposes. Such differences result principally from the use of the direct write-off method for bad debts for tax reporting purposes and nondeductible write-downs of real estate development costs to net realizable value.

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

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based Compensation - continued

The Financial Accounting Standards Board has issued Statement No. 123 establishing a fair value based method of accounting for stock -based compensation plans. As permitted under Statement No. 123, the Company does not intend to adopt the recognition or accounting requirements of the statement. No awards have been granted in 1996, 1995 or 1994.


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

No options are outstanding at December 31, 1996.


NOTE 3.   RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996, 1995 and 1994, Arch B.
Gilbert, a professional corporation, whose sole stockholder is president of the Company, was paid $9,000 , $21,500, and $26,550, respectively, for legal services rendered.


NOTE 3.   RELATED PARTY TRANSACTIONS - continued

During the years ended December 31, 1996, 1995 and 1994, the above corporation was reimbursed $47,068 , $56,056, and $51,168, respectively, for expenses incurred on behalf of the Company.

Included in other receivables at December 31, 1996 is $28,750 due from the Company's president from the sale of common stock investments to the president. No gain or loss was recognized from the sale.


NOTE 4.   FEDERAL INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1995. Adoption of this standard did not materially impact the Company's consolidated financial statements.

The Company had no income tax provision in 1996, 1995 or 1994, and no significant differences between the tax provisions and the amounts computed using statutory rates.

At December 31, 1996, the Company had unused operating loss carryforwards available to offset future income for tax reporting purposes of approximately $1,795,000 which ultimately expires in 2011.

All income (loss) since inception relates to domestic activity.

The tax effects of net operating loss carryforwards and temporary differences at December 31, 1996 and 1995 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	   1996            1995
Deferred tax assets
Net operating loss carryforwards        $ 610,386       $ 585,868
Real estate valuations  17,480  28,159
Other      17,400          14,838

	645,266 628,865
Deferred tax liabilities        -       -
Valuation allowance     (  645,266)     (  628,865)

Total deferred taxes, net       $    -          $    -


NOTE 4.   FEDERAL INCOME TAXES - continued

During 1996 and 1995, the valuation allowance increased $16,401 and $16,207, respectively.


NOTE 5.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	  1996            1995
Mortgage loan for financing of a nursing home constructed in Colton, California. The mortgage loan bears interest at 11%, is due in monthly installments of $42,890 (principal and interest), matures in June, 2030 and is secured by real estate
      $4,559,471      $4,571,857

Less current maturities     13,818          12,385

	$4,545,653      $4,559,472

Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

1997    13,818
1998    15,417
1999    17,201
2000    19,192
2001    21,412
2002 and thereafter     4,472,431


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

NOTE 7.   SEGMENTED INFORMATION

The Company's operations are classified into three principal industry segments:

Long-term Health Care   -       Operation of convalescent centers
involving skilled nursing care in southern California

Real Estate Development and Construction        -       Construction
and sale of single family housing

Oil and Gas     -       Oil and gas exploration and development

Following is a summary of segmented information for 1996, 1995, and 1994:
		       1996
	Real Estate
 Long-term      Development
  Health             and        Oil and
    Care        Construction       Gas          Consolidated
Sales to
	unaffiliated
	customers       $8,903,359      $104,533        $275,882
$9,283,774
Operating
	income (loss)   $1,003,417      ($ 40,375)      ($387,787)
$  575,255
Other income                                    92,951
General
	corporate
	expenses                                                (  215,196)
Interest
		expenses                                                (  502,292)
Loss
	before
	income
	taxes                                           ($  49,282)
Identifiable
	assets  $5,356,666      $121,582        $731,961
 $6,210,209
Corporate assets                                                 2,123,405

Total Assets
	at 12/31/96                                             $8,333,614

Capital
	expenditures    $   85,867      $   -           $266,808
$  352,675

Depreciation,
	depletion and
amortization    $  222,625      $    -          $ 68,424        $  291,049

NOTE 7.   SEGMENTED INFORMATION - continued

		       1995
	Real Estate
Long-term       Development
Health       and        Oil and
   Care         Construction      Gas   Consolidated
Sales to
	unaffiliated
	customers       $8,758,711      $    22,091     $321,547
$9,102,349

Operating
	income (loss)   $1,143,251      ($     9,844)   ($549,500)
$  583,907

Other income                            102,235

General
	corporate
	expenses                                (  230,661)
Interest expenses                               (  503,358)

Loss before
	income taxes                            ($  47,877)

Identifiable
	assets  $5,318,673      $  272,619      $863,795
$6,455,087

Corporate assets                                 2,125,791

Total Assets
	at 12/31/95                             $8,580,878

Capital
	expenditures    $   33,865      $    -          $552,294
$  586,159

Depreciation,
	depletion
and
amortization    $  219,323      $    -          $165,605        $  384,928



NOTE 7.   SEGMENTED INFORMATION - continued

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

Total Assets
	at 12/31/94                             $8,690,373

Capital
	expenditures    $   111,358     $      -        $446,541
$  557,899

Depreciation,
	depletion
and
amortization    $   208,913     $      -        $224,472        $  433,385


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


NOTE 9.   EMPLOYEES RETIREMENT PLAN

The Company has a retirement plan, established in 1995, covering substantially all of its employees. Contributions to the plan in 1996 and 1995 totaled $21,216 and $13,866, respectively.





	INTERWEST MEDICAL CORPORATION
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




  Column A   Column B   Column C   Column E   Column F
		     Additions
		Charged                         Balance
	Balance at      to Costs        Charged                  at End
Beginning       and     to Other                  of
	of Period       Expenses        Accounts        Deductions
      Period

Allowance
	for
	doubtful
	accounts

Year ended
December 31,
1994    $  59,600       $ 19,499        $  -    $  38,826       $  40,273


Year ended
December 31,
1995    $  40,273       $ 40,496        $  -    $  37,131       $  43,638


Year ended
December 31,
1996    $  43,638       $ 14,348        $  -    $   6,808       $  51,178



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

Estimates of petroleum reserves have not been made by independent engineers. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available.
Estimates of proved reserves are inherently imprecise.

All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum       Natural
	Liquids         Gas
	  (bbls)         (MCF)
December 31, 1994 -
	proved developed reserves       30,680  664,690

December 31, 1995 -
	proved developed reserves       4,940   640,400

December 31, 1996 -
	proved developed reserves       3,360   417,010


	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION



The changes in proved developed reserves for 1994, 1995 and 1996 were as follows:

	Petroleum       Natural
	Liquids         Gas
	  (bbls)          (MCF)

Reserves at December 31, 1993       9,097       1,044,140

Extensions and discoveries      225     12,662
Purchases of reserves-in-place  26,345  -
Sale of reserves-in-place       (      131)     (    3,616)
Production      (    3,525)     (  180,696)
Revision of estimates   (    1,331)     (  207,800)

Reserves at December 31, 1994   30,680  664,690

Production      (    6,654)     (  121,967)
Revision of estimates   (   19,086)        97,677

Reserves at December 31, 1995       4,940         640,400

		Sales of reserves-in-place      (       30)     (    2,930)
		Production      (    1,070)     (  119,380)
		Revision of estimates   (      480)     (  101,080)

Reserves at December 31, 1996       3,360         417,010

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1996, 1995 and 1994 are as follows:

	  1996            1995            1994

Future cash inflows     $   975 $1,251  $1,416
Future development and
	production costs        587     621     907
Future income tax expense          -       -       -

Future net cash flows   388     630     509
10% annual discount          60     159    111

Standardized measure of
discounted future cash flows    $   328 $   471 $  398


	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION



Primary changes in standardized measure of discounted future net cash flow:

	 1996    1995    1994

Net changes in prices
	and production costs    $  88   $  218  ($ 594)
Extensions, discoveries
and improved recovery   -       -       29
Purchases of reserves-in-place  -       -       47
Sale of reserves-in-place       (    1) -       (    2)
Sales of oil and gas,
net of production costs (   78) (  118) (  138)
Net change in income taxes              -       -
Revision of estimates   (  158) (   12) (  101)
Accretion of discount   39      40      100
Other   (   33) (   55)    53

	($ 143) $  73   ($ 606)

Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions. Estimated future income tax expenses are calculated by applying year end statutory tax rates (adjusted for permanent differences, tax credits and tax carryforwards) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

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


	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1996, 1995 and 1994 were as follows (thousands of dollars):

	 1996    1995    1994

Proved properties       $   488 $  656  $1,198
Unproved properties,
including wells in progress     509     576     302
Accumulated depletion
and depreciaton (    301)       (   406)        (   666)

    Net capitalized costs       $   696 $   826 $  834


The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1996, 1995 and 1994 were as follows (thousands of dollars):

		 1996    1995    1994

Property acquisition costs      $  240  $  431  $  413
Exploration costs       43      170     85
Development costs       -       -       -

Results of oil and gas operations in the aggregate for the three years ended December 31, 1996, 1995 and 1994 were as follows:

		  1996            1995            1994

Revenues        $216,072        $321,547        $349,831

Production costs        138,120 203,803 211,927
Exploration expense     332,027 501,639 166,321
Depreciation and depletion      68,424  165,605 224,472
Income taxes    -       -       -
Other     65,288             -          (  47,697)

		 603,859         871,047         555,023

Net oil and gas loss    ($387,787)      ($549,500)      ($205,192)


	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION



Past Production and Average Sales Price:

(a) Net oil and gas production (in barrels and MCF, respectively) from Registrant's properties in the United States was as follows:

		Oil     Gas
		   (Bbls)         (MCF)
      Year Ended

December 31, 1994               3,525   180,696

December 31, 1995               6,654   121,967

December 31, 1996               1,823   97,034


(b)     Average sales price and production costs:

		     Average          Average
		   Sales Price                  Production Costs
	 (Bbls)         (MCF)    (Bbls)         (MCF)

      Year Ended

December 31, 1994       $17.15  $1.60   $  6.90 $  .85

December 31, 1995       $16.84  $1.71   $13.60  $  .78

December 31, 1996       $22.19  $1.80   $12.01  $1.06





	PART III

Item 10.        Directors and Executive Officers of the Registrant.

(a)     Identification of Directors:

The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

Year First Became
  a Director of
Name                                Age          Company            Position

Arch B. Gilbert         63              1983 (1)        President,
Secretary,
Treasurer &
Director

Terry M. Gallagher, M.D.        58              1983 (1)        Director

	(1) Date of incorporation

(b)     Identification of Executive Officers:

Name                                    Position                Age

Arch B. Gilbert         President,              63
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

No personal meetings of the directors took place in 1996. All resolutions of the directors were taken by written consent.

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

Item 11.        Executive Compensation.

During the fiscal year ended December 31, 1996, Arch B. Gilbert received cash compensation of $80,000.

All executive officers as a group (2 persons) received cash remuneration in fiscal year 1996 of $80,000. This does not include legal fees paid to the law firm of the President or reimbursement of expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

The Company has established an Incentive Stock Option Plan (the "Plan") which reserved 1,500,000 shares of Common Stock for the exercise of options which may be granted to directors, officers, employees and others. No options are presently outstanding.

Item 12.        Security Ownership of Certain Beneficial Owners and
Management.

(a) The following table sets forth, as of March 19, 1997, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:


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

(b) The following table sets forth as of March 19, 1997 certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

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
$0.001 Par Value        Directors as a Group
(2 persons)


Item 13.        Certain Relationships and Related Transactions.


The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 1996 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 1996 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $31,468. For the year 1996, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $9,000 for legal services rendered.

In 1997, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreements or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rates.

In 1996, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

The Company is not informed as to whether payments made to Mr.
Gilbert and his wife were on terms as favorable as the Registrant might have obtained from unaffiliated parties.



	PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)  1. Financial Statements.

     The following financial statements of the Company are included in
Part II, Item 8:

Independent Auditor's Report

Consolidated Balance Sheets December 31, 1996 and 1995

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

Supporting Schedules

2.      Financial Statement Schedules.

Financial Statement Schedule II is included in Part II, Item 8. All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

3.   Exhibits.

The exhibits listed in the accompanying index to exhibits on Page 10 are filed as part of this report.


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



By:
Arch B. Gilbert, Director


Date:



By:
Terry M. Gallagher, Director


Date:



1





12The Notes to Consolidated Financial Statements are an integral part of these statements.18INTERWEST MEDICAL
CORPORATIONNOTES TO CONSOLIDATED FINANCIAL
STATEMENTS41