Form 10-Q
period 1997-03-31
INTERWEST MEDICAL CORP
filed 1997-05-15
CIK 717197

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549


	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997        Commission File No. 2-82655

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

Registrant's telephone number, including area code: (817)731-2743

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

	(Not Applicable)

Yes    X                                No

	(APPLICABLE TO CORPORATE ISSUERS)

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 17,080,461 shares of Common Stock, $0.001 Par Value.




	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,       December 31,
	     1997           1996
	(Unaudited)
		       ASSETS
CURRENT ASSETS
Cash    $2,099,908      $2,094,563
Accounts receivable - trade     1,783,002       1,631,439
Other receivables       42,156  28,906
Prepaid expenses            58,057          44,429

Total current assets     3,983,123       3,799,337

REAL ESTATE DEVELOPMENT AND CONSTRUCTION COSTS      33,582         121,582

PROPERTY AND EQUIPMENT, at cost
Land    176,442 176,442
Buildings and improvements      3,797,424       3,786,294
Equipment and furniture 647,600 645,876
Oil and gas properties (successful
effort method of accounting)     1,013,651         997,083

				5,635,117       5,605,695
Less accumulated depreciation    1,628,554       1,501,730

				 4,006,563       4,103,965
OTHER ASSETS
Cash escrow accounts    38,176  34,975
Deferred financing costs, net      273,755         273,755

	   311,931         308,730

TOTAL ASSETS    $8,335,199      $8,333,614

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt    $   13,818      $   13,818
Accounts payable        597,550 508,621
Accrued liabilities        553,696         685,729

Total current liabilities        1,165,064       1,208,168

LONG-TERM DEBT   4,542,339       4,545,653

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, authorized
50,000,000 shares; Issued 20,000,000 shares     20,000  20,000
Additional paid-in capital      4,798,745       4,798,745
Retained deficit        ( 1,853,745)    ( 1,906,428)

	2,965,000       2,912,317
Less shares held in the treasury,
1997 2,919,539; 1996 2,882,964     337,204         332,524

	 2,627,796       2,579,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,335,199      $8,333,614




	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)



			    Three Months Ended
			       March 31,
			   1997           1996

Net patient service revenue     $2,333,603      $2,326,706
Other revenue      138,551          44,584

Total revenue   2,472,154       2,371,290

Costs and expenses
Professional care of patients   1,325,940       1,199,567
General services        432,405 450,673
Administrative services 312,493 367,357
Other costs     113,124 54,672
Depreciation, depletion
and amortization           130,619         140,809

Income from operations  157,573 158,212

Other income (expenses)
Interest income 20,465  16,409
Interest expense        (   125,355)    (   125,802)

Income before taxes on income   52,683  48,819

Provision for income taxes            -               -

Net income      $   52,683      $   48,819


Per share of common stock:
Weighted average number
	of shares outstanding   17,098,748      17,739,390


Income per share        $      .00      $      .00


	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)



	Three Months Ended
		 March 31,                                                 1997
   1996

CASH FLOWS FROM OPERATING ACTIVITIES    $   64,761      ($   38,940)



CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of property    (   29,422)     (    59,539)
Advances to employees   (   22,000)     (    22,000)

Net cash used in
investing activities    (   51,422)     (    81,539)



CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury stock      (    4,680)     (   124,682)
Payments on borrowings  (    3,314)     (     2,867)

Net cash used in
financing activities    (    7,994)     (   127,549)

Net increase (decrease) in cash 5,345   (   248,028)

Cash, beginning of period        2,094,563       2,096,886

Cash, end of period     $2,099,908      $1,848,858




	INTERWEST MEDICAL CORPORATION
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, and its results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.



	REVIEW BY INDEPENDENT
	CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.




	INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 1997, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
May 12, 1997
523     PART I - EXHIBIT I


Item 2. Management's Discussion and Analysis of Financial
Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $3,983,123 and total assets were $8,335,199 at March 31, 1997 as compared to $3,799,337 current assets and $8,333,614 total assets at December 31, 1996. Current liabilities were $1,165,064 at March 31 1997 as compared to $1,208,168 at December 31, 1996. Long-term liabilities were $4,542,339 at March 31, 1997 as compared to $4,545,653 at
December 31, 1996.


Results of Operations

For the Three Months Ended March 31, 1997, operating revenue was $2,472,154; costs and expenses were $2,314,581, net income was $52,683 and interest income was $20,465, as compared to the Three Months Ended March 31, 1996 operating revenue of $2,371,290, costs and expenses of $2,213,078, net income of $48,819 and interest income of $16,409.


Cash Flows

For the Three Months Ended March 31, 1997, cash flows from operating activities were $64,761, cash flows from investing activities were ($51,422), cash flows from financing activities were ($7,994), net increase in cash was $5,345, cash at the beginning of the period was $2,094,563, and cash at the end of the period was $2,099,908 as compared to the Three Months Ended March 31, 1996, cash flows from operating activities of ($38,940), cash flows from investing activities of ($81,539), cash flows from financing activities of ($127,549), net decrease in cash of $248,028 , cash at the beginning of the period of $2,096,886 and cash at the end of the period of $1,848,858.



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

INTERWEST MEDICAL CORPORATION



By:
Arch B. Gilbert, President,
Chief Executive Officer,
Chief Financial Officer, and
Chief Accounting Officer

Date:                 , 1997


See Accompanying Notes to Condensed
    Consolidated Financial Statements.