Form 10-Q
period 1997-06-30
INTERWEST MEDICAL CORP
filed 1997-08-14
CIK 717197

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549


	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997	Commission File No. 2-82655

	            INTERWEST MEDICAL CORPORATION
	(Exact name of registrant as specified in its charter)

           Oklahoma         	               75-1864474
(State or other jurisdiction	 (I.R.S. Employer Identification No.)
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

	(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,819,961 shares of Common Stock, $0.001 Par
Value.



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	     1997    	    1996
	(Unaudited)
                       ASSETS
CURRENT ASSETS
Cash	$2,818,721	$2,094,563
Accounts receivable - trade	1,619,679	1,631,439
Other receivables	40,894	28,906
Prepaid expenses	    45,693	    44,429

Total current assets	 4,524,987	 3,799,337

REAL ESTATE DEVELOPMENT AND CONSTRUCTION COSTS	    33,582	   121,582

PROPERTY AND EQUIPMENT, at cost
Land	191,442	176,442
Buildings and improvements	3,851,318	3,786,294
Equipment and furniture	674,158	645,876
Oil and gas properties (successful
effort method of accounting)	   981,202	   997,083

				5,698,120	5,605,695
Less accumulated depreciation	 1,753,719	 1,501,730

				 3,944,401	 4,103,965
OTHER ASSETS
Cash escrow accounts	41,377	34,975
Deferred financing costs, net	   273,755	   273,755

	   315,132	   308,730

TOTAL ASSETS	$8,818,102	$8,333,614

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$   13,818	$   13,818
Accounts payable	915,194	508,621
Accrued liabilities	   524,779	   685,729

Total current liabilities	 1,453,791	 1,208,168

LONG-TERM DEBT	 4,538,933	 4,545,653

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, authorized
50,000,000 shares; Issued 20,000,000 shares	20,000	20,000
Additional paid-in capital	4,798,745	4,798,745
Retained deficit	( 1,624,272)	( 1,906,428)

	3,194,473	2,912,317
Less shares held in the treasury,
1997 3,180,039; 1996 2,882,964	   369,095	   332,524

	 2,825,378	 2,579,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,818,102	$8,333,614



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)



					Three Months Ended	Six Months Ended
					       June 30,       	      June 30,
					   1997   	   1996   	   1997   	  1996

Net patient service revenue	$2,270,307	$2,215,633	$4,603,910	$4,542,339
Other revenue	   273,362	    72,520	   411,913	   117,104

Total revenue	2,543,669	2,288,153	5,015,823	4,659,443

Costs and expenses
Professional care
	of patients	1,315,594	1,205,646	2,641,534	2,405,213
General services	422,839	460,734	855,244	911,407
Administrative services	319,380	287,313	631,873	654,670
Other costs	37,430	66,403	150,554	121,075
Depreciation, depletion
and amortization	   125,165	   144,707	   255,784	   285,516

Income from
	operations	323,261	123,350	480,834	281,562

Other income (expenses)
Interest income	31,476	16,175	51,941	32,584
Interest expense	(   125,264)	(   125,514)	(   250,619)	(   251,316)

Income before
	taxes on income	229,473	14,011	282,156	62,830

Provision for income taxes	      -   	      -   	      -   	      -

Net income	$  229,473	$   14,011	$  282,156	$   62,830


Per share of common stock:
Weighted average
	number of shares
	outstanding	16,938,414	17,313,036	17,018,581	17,526,213


Income per share	$      .01	$      .00	$     0.02	$     0.00



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)



	Six Months Ended
	         June 30,        					   1997   	   1996

CASH FLOWS FROM OPERATING ACTIVITIES	$  649,554	$   48,394



CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of property	289,672	-
Distributions received
	from joint venture	-   	80,000
Payments for
	acquisition of property	(   143,375)	(   145,518)
Net changes in escrow accounts	(     6,402)	(     6,402)
Advances to employees	(    22,000)	(    22,000)

Net cash provided by (used in)
investing activities	117,895	(    93,920)



CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury stock	(    36,571)	(   131,187)
Payments on borrowings	(     6,720)	(     6,024)

Net cash used in
financing activities	(    43,291)	(   137,211)

Net increase (decrease) in cash	724,158	(   182,737)

Cash, beginning of period	 2,094,563	 2,096,886

Cash, end of period	$2,818,721	$1,914,149



	INTERWEST MEDICAL CORPORATION
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, and its results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by
the weighted average number of shares outstanding.


	REVIEW BY INDEPENDENT
	CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public
Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.




	INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30,
1997, and the related condensed consolidated statements of operations for the three and six month periods ended
June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
August 11, 1997
529	PART I - EXHIBIT I

Item 2.	Management's Discussion and Analysis of Financial
Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $4,524,987 and total assets were $8,812,102 at June 30, 1997 as compared to $3,799,337 current assets and $8,333,614 total assets at December 31, 1996. Current liabilities were $1,453,791 at June 30 1997 as compared to $1,208,168 at December 31, 1996.


Results of Operations

For the Three Months Ended June 30, 1997, operating revenue was $2,543,669; costs and expenses were $2,220,408, net income was $229,473 and interest income was $31,476, as compared to the Three Months Ended June 30, 1996 operating revenue of $2,288,153, costs and expenses of $2,164,803, net income of $14,011 and interest income of $16,175.

For the Six Months Ended June 30, 1997, operating revenue was $5,015,823, costs and expenses were $4,534,989, interest income was $51,941 and net income was $282,156, as compared, for the Six Months Ended June 30, 1996, to operating revenue of $4,659,443, costs and expenses of $4,377,881, interest income of $32,584, and net income of $62,830.


Cash Flows

For the Six Months Ended June 30, 1997, cash flows from operating activities were $649,554, cash flows from investing activities were $117,895, cash flows from financing activities were ($43,291), net increase in cash was $724,158, cash at the beginning of the period was $2,094,563, and cash at the end of the period was $2,818,721 as compared to the Six Months Ended June 30, 1996, to cash flows from operating activities of $48,394, cash flows from investing activities of ($93,920), cash flows from financing activities of ($137,211), net decrease in cash of ($182,737), cash at the beginning of the period of $2,096,886 and cash at the end of the period of $1,914,149.



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

INTERWEST MEDICAL CORPORATION



By:
Arch B. Gilbert, President,
Chief Executive Officer,
Chief Financial Officer, and
Chief Accounting Officer

Date:	August 13, 1997