Form 10-Q
period 1997-09-30
INTERWEST MEDICAL CORP
filed 1997-11-21
CIK 717197

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549
	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997  Commission File No. 2-82655

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

	September 30,   December 31,
	     1997           1996
	(Unaudited)
		       ASSETS
CURRENT ASSETS
Cash    $2,590,071      $2,094,563
Accounts receivable - trade     2,064,167       1,631,439
Other receivables       39,609  28,906
Prepaid expenses            57,284          44,429

Total current assets     4,751,131       3,799,337

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS      33,582         121,582

PROPERTY AND EQUIPMENT, at cost
Land    191,442 176,442
Buildings and improvements      3,867,043       3,786,294
Equipment and furniture 680,485 645,876
Oil and gas properties (successful
effort method of accounting)     1,026,266         997,083

				5,765,236       5,605,695
Less accumulated depreciation    1,869,673       1,501,730

				 3,895,563       4,103,965
OTHER ASSETS
	Marketable Securities available for sale        361,854 -
Cash escrow accounts    44,578  34,975
Deferred financing costs, net      273,755         273,755

	   680,187         308,730

TOTAL ASSETS    $9,360,463      $8,333,614

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt    $   13,818      $   13,818
Accounts payable        1,193,493       508,621
Accrued liabilities        601,908         685,729

Total current liabilities        1,809,219       1,208,168

LONG-TERM DEBT   4,535,432       4,545,653

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, authorized
50,000,000 shares; Issued 20,000,000 shares     20,000  20,000
Additional paid-in capital      4,798,745       4,798,745
Retained deficit        ( 1,433,838)    ( 1,906,428)

	3,384,907       2,912,317
Less shares held in the treasury,
1997 3,180,039; 1996 2,882,964     369,095         332,524

	 3,015,812       2,579,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,360,463      $8,333,614



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)



					Three Months Ended      Nine Months Ended
					     September 30,           September 30,
					   1997            1996            1997           1996

Net patient service revenue     $2,615,553      $2,271,679      $7,219,463
				$6,814,018
Other revenue       32,429         152,593         444,342         269,697

Total revenue   2,647,982       2,424,272       7,663,805       7,083,715

Costs and expenses
Professional care
	of patients     1,424,471       1,216,091       4,066,005       3,621,304
General services        481,935 500,298 1,337,179       1,411,705
Administrative services 315,257 255,486 947,130 910,156
Other costs     22,641  133,512 173,195 254,587
Depreciation, depletion
and amortization           115,954         146,226         371,738
			   431,742

Income from
	operations      287,724 172,659 768,558 454,221

Other income (expenses)
Interest income 27,878  18,691  79,819  51,275
Interest expense        (   125,168)    (   125,531)    (   375,787)
			(   376,847)

Income before
	taxes on income 190,434 65,819  472,590 128,649

Provision for income taxes            -               -               -

Net income      $  190,434      $   65,819      $  472,590      $  128,649


Per share of common stock:
Weighted average
	number of shares
	outstanding     16,819,961      17,260,536      16,952,373      17,437,654


Income per share        $     0.01      $     0.00      $     0.03
			$     0.01



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)



	Nine Months Ended
	     September 30,
	  1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES    $  856,576      $  341,924



CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of marketable securities       (   361,854)    -
Distributions received
	from joint venture      -       81,761
Payments for
	acquisition of property (   210,491)    (   182,523)
Net changes in escrow accounts  (     9,603)    (     9,603)
Advances to employees   (    22,000)    (    22,000)
Sale of property           289,672            -

Net cash used in
	investing activities    (   314,276)    (   132,365)



CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury stock      (    36,571)    (   140,667)
Payments on borrowings  (    10,221)    (     9,161)

Net cash used in
financing activities    (    46,792)    (   149,828)

Net increase in cash    495,508 59,731

Cash, beginning of period        2,094,563       2,096,886

Cash, end of period     $2,590,071      $2,156,617



	INTERWEST MEDICAL CORPORATION
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, and its results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.


	REVIEW BY INDEPENDENT
	CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations for the three and nine months ended
September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.




	INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
November 5, 1997
534     PART I - EXHIBIT I

Item 2. Management's Discussion and Analysis of Financial
Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $4,751,131 and total assets were $9,360,463 at September 30, 1997 as compared to $3,799,337 current assets and $8,333,614 total assets at December 31, 1996. Current liabilities were $1,809,219 at September 30, 1997 as compared to $1,208,168 at December 31, 1996.


Results of Operations

For the Three Months Ended September 30, 1997, operating revenue was $2,647,982; costs and expenses were $2,360,258, net income was $190,434 and interest income was $27,878, as compared to the Three Months Ended September 30, 1996 operating revenue of $2,424,272, costs and expenses of $2,251,613, net income of $65,819 and interest income of $18,691.

For the Nine Months Ended September 30, 1997, operating revenue was $7,663,805, costs and expenses were $6,895,247, interest income was $79,819 and net income was $472,590, as compared to the Nine Months Ended September 30, 1996, to operating revenue of $7,083,715, costs and expenses of $6,629,494, interest income of $51,275, and net income of $128,649.


Cash Flows

For the Nine Months Ended September 30, 1997, cash flows from operating activities were $856,576, cash flows from investing activities were ($314,276), cash flows from financing activities were ($46,792), net increase in cash was $495,508, cash at the beginning of the period was $2,094,563, and cash at the end of the period was $2,590,071 as compared to the Nine Months Ended September 30,
1996, cash flows from operating activities of $341,924, cash flows from investing activities of ($132,365), cash flows from financing activities of ($149,828), net increase in cash of $59,731, cash at the beginning of the period of $2,096,886 and cash at the end of the period of $2,156,617.



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

Date:   November 10, 1997