Form 10-K
period 1997-12-31
INTERWEST MEDICAL CORP
filed 1998-04-15
CIK 717197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


FORM 10-K
(Mark One)

 [ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
December 31, 1997.

	OR

 [   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition
Period From                 to               .

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

F-1

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


APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

 Shares Outstanding
    Class    					as of March 31, 1998

Common Stock,						16,819,961
$0.001 Par Value


	DOCUMENTS INCORPORATED BY REFERENCE


(a)	Prospectus dated June 6, 1983 - incorporated by reference in Part I.

(b)	Exhibits to the Registration Statement No. 2-82655 on Form S-18 -
Part IV.

(c)	Form 8-K, dated July 2, 1990.

F-2

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

In April 1984, the Company commenced efforts to develop nursing homes in an effort to diversify its efforts. The Company built and sold to an unrelated purchaser a 187-bed skilled nursing home in Vista, California. The Company presently owns and operates a 156-bed skilled nursing home in Colton, California. The Company does not at this time have any plans to develop other nursing homes.

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

Nursing Home Business

The Company owns and operates a 156-bed skilled nursing home located on a 9 acre parcel of land in Colton, California. At December 31, 1997, the Company had a cost of $3,028,924 in such facility. In 1997, the facility had an operating income of $987,934.

Residential Development

The Company developed residential lots in Modesto, California, Miami County, Kansas and Douglas County, Kansas. This activity has been substantially completed and no further such development is presently planned.
F-3


Oil Business

The Company has acquired oil and gas leases and properties in the states of Texas, Oklahoma, Mississippi and Louisiana. At December 31, 1997, the Company had a cost of $477,276 in such properties.

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

The changes in proved developed reserves for 1997, 1996 and 1995 were as follows:
Petroleum	    Natural
 Liquids	       Gas
  (bbls) 	     (MCF)

 Reserves at December 31, 1994		 30,680	664,690
Production						(   6,654)	  (  121,967)
Revision of estimates				(  19,086)	  (   97,677)

 Reserves at December 31, 1995		4,940	640,400
	Sales of reserves in place			(      30)	(    2,930)
Production						 (   1,070)	(  119,380)
Revision of estimates				(     480)	(  101,080)

 Reserves at December 31, 1996		3,360	417,010
	Sales of reserves in place			(      10)	(    7,348)
	Production						(   1,012)	(   80,016)
	Revision of estimates				48,661	209,050
	Discoveries						     132	   73,429

Reserves at December 31, 1997			  51,131	  612,125

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (thousands of dollars) for 1997, 1996 and 1995:

F-4

	 1997 	 1996 	  1995

Future cash inflows	$2,131	$  975	$1,251
Future development and
production costs	1,255	587	621
Future income tax expense	  -   	  -   	  -

Future net cash flows	876	587	621
10% annual discount	   275	    60	   159

Standardized measure of
discounted future cash flows	$  601	$  328	$  471

Primary changes in standardized
measure of discounted future
net cash flow:
	 1997 	 1996 	  1995

Net changes in prices and
production costs	$   20	$  88	$   218
Extensions, discoveries and
improved recovery	111	-  	-
Sale of reserves-in-place	(    3)	(    1)	-
Sales of oil and gas, net of
production costs	(   80)	(   78)	(   118)
Revision of estimates	305	(  158)	(    12)
Accretion of discount	33	39	40
Other	(  113)	(   33)	(    55)

	$ 273	($ 143)	$   73

See the unaudited Supplemental Information in the accompanying financial statements for additional information.

(b)	Past Production and Average Sales Price.

Sales Price

(1)	Net oil and gas production (in barrels and MCF, respectively) from registrant's properties in the United States, was as follows:

  Oil	  Gas
Year Ended					    (  Bbls )	(  MCF  )

December 31, 1995	6,654	121,967

December 31, 1996	1,823	 97,034

December 31, 1997	1,012	80,016

(2)	Average sales price and production costs:

  Average		    Average
Sales Price	Production Costs
Year Ended			  ( Bbls ) ( MCF )  (Bbls)   ( MCF )

December 31, 1995		   $16.84	 $1.71	$13.60	$0.78

December 31, 1996		   $22.19	 $1.80	$12.01	$1.06

December 31, 1997		   $16.24	 $2.08	$13.42	$1.11

(c)	Productive Wells and Producing Acres.

Registrant's interest in gross and net productive wells located on its properties as of December 31, 1997, was as follows:

Developed Acres
Wells		Gross	Net		Gross	 Net

Oil			  -0-	-0-         -0-  	  -0-

Gas	18	2,066		8,645.9	796.8

(d)	Undeveloped Acreage.

Gross and net acres covered by registrant's undeveloped properties as of December 31, 1997, were as follows:

Acres:

Gross:	-0-	Net:	-0-

(e)	Productive and Dry Net Wells Drilled During 1997.

Exploratory Wells	  Development Wells
    Production     Dry	  Productive   Dry

1997			  -0-	    -0-	     -0-		-0-

(f)	Wells drilling at December 31, 1997:

Gross:	-0-	Net:	   -0-

Item 3.	Legal Proceedings.

In the opinion of management, all litigation pertaining to the Company's long-term health care operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

F-6

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1997, except for the election of directors.

	PART II

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

      Period     		Low Bid 			High Bid
1st Quarter, 1996		$0.10000			$0.1250
2nd Quarter, 1996		 0.10000			 0.1250
3rd Quarter, 1996		 0.10000			 0.1250
4th Quarter, 1996		 0.10000			 0.1250

1st Quarter, 1997		 0.10000			 0.1250
2nd Quarter, 1997		 0.10000			 0.1250
3rd Quarter, 1997		 0.10000			 0.1250
4th Quarter, 1997		 0.10000 			 0.1250

As of March 31, 1998, the approximate number of holders of Common
Stock was 1,992. No cash dividends had been paid as of December 31, 1997, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

                      Year Ended December 31,
	   1997   	   1996   	   1995   	   1994   	   1993
Operating
revenues	$10,123,168	$9,283,774	$9,102,349	$8,505,792	$8,105,469
Net income
(loss)	609,112	(    49,282)	(    47,877)	(    53,452)	(   458,122)

Total assets	9,522,248	8,333,614	8,580,878	8,690,373	9,417,999

Long-term debt	4,530,234	4,545,653	4,559,472	4,571,857	4,582,958

Per common share:   $0.04

Net income
(loss)	$0.00	($0.00)	($0.00)	($  0.00)	($     0.02)
Cash
dividends
	declared	$0.00	$0.00  	$0.00	$  0.00	$     0.00

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

(a)	Liquidity and Capital Resources:


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

	During the year 1997, the Company's cash decreased from $2,096,886 at the beginning of the period to $2,094,563 at the end of the period. Accordingly, there was a net decrease in cash of ($2,323). This was attributable to an increase in net cash used in investing activities.

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

	During 1997, the Company purchased as treasury shares a total of 297,075 shares of its stock at an aggregate purchase price of $36,571.

(b)	Results of Operations:

	Operating profit for 1995 was $353,246, as compared to an operating profit of $268,766 for 1994. The increase in profit was attributed to larger revenues from the Company's long-term health care facility. Net loss was ($47,877) as compared to ($53,452) for 1994.


	Operating profit for 1996 was $360,059, as compared to an operating profit of $353,246 for 1995. The increase in profit was attributed to larger revenues from the Company's long-term health care facility. Net loss was ($49,282) in 1997 as compared to a loss of ($47,877) in 1995.

	Operating profit for 1997 was $987,934, as compared to an operating profit of $360,059 for 1996. The increase in profit was attributable to larger revenues from the Company's long-term health care facility. Net income was $609,112 in 1997 as compared to a net loss of ($49,282) in 1996.

	The revenues derived from each segment of the Company's businesses are as follows: Long-term health care - $9,773,756; real estate development and construction - $87,606 and oil and gas -
$261,806.

(c)	Effects of Inflation:

	The Company is of the view that inflation did not affect its operations in 1996 and should not in 1997.

Item 8.	Financial Statements and Supplementary Data.

		Page No.

Independent Auditor's Report	12

Consolidated Balance Sheets December 31, 1997 and 1996	14

Consolidated Statements of Operations for Years Ended December 31,
1997, 1996 and 1995	16

Consolidated Statements of Stockholders Equity for Years Ended
December 31, 1997, 1996 and 1995	17

Consolidated Statements of Cash Flows for Years Ended December 31,
1997, 1996 and 1995	18

Notes to Consolidated
Financial Statements	20

Supplementary Information	31

F-10

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.


There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1997.

	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 10, 1998

3038

	INTERWEST MEDICAL CORPORATION	(1 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1997 AND 1996



	     1997     	     1996
                                ASSETS

CURRENT ASSETS
Cash, including interest bearing accounts,
1997 - $1,090,686 ; 1996 - $1,954,527	$1,458,281	$2,094,563
Accounts receivable - trade, net of
allowance for doubtful accounts,
1997 - $54,844; 1996 - $51,178	2,225,183	1,631,439
Investments available for sale	1,955,961	-
Prepaid expenses and other receivables	       60,165	       73,335

Total current assets	5,699,590	  3,799,337

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS	33,582	121,582

PROPERTY AND EQUIPMENT, at cost
Land			191,442	176,442
Buildings and improvements	3,789,419	3,786,294
Equipment and furniture	827,302	645,876
Oil and gas properties (successful
efforts method of accounting)	     477,276	     997,083

	5,285,439	5,605,695
Less accumulated depreciation and depletion	  1,779,239	  1,501,730

	3,506,200	  4,103,965
OTHER ASSETS
Cash escrow accounts 	17,293	34,975
Deferred financing costs, net	     265,583	     273,755

	     282,876	     308,730

TOTAL ASSETS	$9,522,248	$8,333,614

	INTERWEST MEDICAL CORPORATION	(2 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1997 AND 1996



	     1997     	     1996
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$     15,418	$     13,818
Accounts payable	1,196,289	508,621
Accrued salaries	633,144	543,697
Other accrued liabilities	     142,019	     142,032

Total current liabilities	1,986,870	1,208,168

LONG-TERM DEBT 	4,530,234	4,545,653

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,
authorized 50,000,000 shares;
issued 20,000,000 shares	20,000	20,000
Additional paid-in capital	4,798,745	4,798,745
Retained deficit	(  1,297,316)	(  1,906,428)
Net unrealized depreciation on
	securities available for sale	(     147,190)	           -

	3,374,239	2,912,317
Less cost of shares held in the treasury,
1997 - 3,180,039 shares;
1996 - 2,882,964 shares	     369,095	     332,524

	  3,005,144	  2,579,793

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$9,522,248	$8,333,614

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



	      1997      	     1996     	     1995

REVENUES
	Net patient service revenue	$  9,773,756	$8,903,359	$8,758,711
	Other revenue	       349,412	     380,415	     343,638

Total revenue	10,123,168	9,283,774	9,102,349

COSTS AND EXPENSES
Professional care of patients	5,413,364	4,796,723	4,497,782
General services	1,822,532	1,783,758	1,578,723
Administrative services	1,352,709	1,320,204	1,550,293
Other costs	220,938	731,981	737,377
Depreciation, depletion
and amortization	       325,691	     291,049	     384,928

Income from operations	987,934	360,059	353,246

OTHER INCOME (EXPENSES)
Equity in joint venture operations	-     	12,313	28,530
Interest income	122,045	80,638	73,705
Interest expense	(       500,867)	(     502,292)	(     503,358)

Income (loss) before
	taxes on income	609,112	(       49,282)	(       47,877)

Provision for income taxes 	             -     	            -

Net income (loss)	$     609,112	($     49,282)	($     47,877)


Weighted average shares outstanding	   16,954,926	  17,385,664	  18,462,536

Earnings per common share	$              .04	($          -     )	($           )

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



					Net
					Unrealized
					Depreciation
					on
	       Common Stock    	Additional		Securities
	Number of 	Par    	Paid-in  	Retained  	Available   	Treasury
	   Shares    	  Value  	   Capital  	    Deficit    	    for Sale    	   Stock

Balance,
December 31, 1994	20,000,000	$20,000	$4,798,745	($1,809,269)
$           -      	($151,574)

Net loss				(       47,877)

Purchase of
217,000 shares
of common stock
	                   	             -      	(    26,508)


Balance,
December 31, 1995	20,000,000	20,000	4,798,745	(  1,857,146)
	-      	(  178,082)

Net loss				(       49,282)

Purchase of
1,237,000 shares
of common stock	            -      	      -      	           -
        -     	             -      	(  154,442)


Balance,
December 31, 1996	20,000,000	20,000	4,798,745	(  1,906,428)
	-      	(  332,524)

	Net income				609,112

	Purchase of
		297,075 shares
		of common stock						(    36,571)

	Change in
		unrealized
		depreciation on
		securities
		available for sale	            -     	      -      	           -
            -     	(     147,190)	        -

Balance,
	December 31, 1997	20,000,000	$20,000	$4,798,745	($1,297,316)	($   147,190)
($369,095)

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


	     1997     	     1996      	     1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
Cash received from
customers/patients	$9,450,649	$9,045,079	$9,244,777
Interest received	122,045	80,638	73,705
Cash paid to suppliers
and employees	(  7,916,683)	(  8,220,967)	(  7,975,413)
Interest paid	(     500,880)	(     502,292)	(     503,358)

Net cash provided by
operating activities	1,155,131	402,458	839,711


CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of property
and equipment	(     315,427)	(     352,675)	(     586,159)
Proceeds from sale of property	659,873	55,595	-
Purchase of investments	(  2,103,151)	-     	-
Mortgage escrow deposits, net	17,682	854	(       13,808)
Receipts from joint ventures	           -      	       58,273	       86,799

Net cash used
in investing activities	(  1,741,023)	(     237,953)	(     513,168)


CASH FLOWS FROM
FINANCING ACTIVITIES:
Payments on debt	(       13,819)	(       12,386)	(       11,100)
Purchase of treasury stock	(       36,571)	(     154,442)	(       26,508)

Net cash used
in financing activities	(       50,390)	(     166,828)	(       37,608)

Net (decrease) increase in cash	(     636,282)	(         2,323)	288,935

CASH, beginning of period	  2,094,563	  2,096,886	  1,807,951

CASH, end of period	$1,458,281	$2,094,563	$2,096,886

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



	      1997     	    1996     	    1995

RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income (loss)	$   609,112	($  49,282)	($  47,877)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:

Gain on sale of property	(       78,775)	(    36,034)	-
Depreciation and amortization	325,691	291,049	384,928
Abandonments	14,575	332,027	394,319
Equity in joint venture operations	-     	(    12,313)	(    28,530)
Changes in assets and liabilities:
Accounts receivable	(     593,744)	(  202,661)	142,428
Prepaid expenses and
	other receivables	13,170	5,749	(    15,127)
Real estate development costs	88,000	105,077	23,580
	Other investments	-     	-     	10,000
	Accounts payable	687,668	(  109,253)	(  139,631)
Accrued liabilities	       89,434	    78,099	  115,621

Net cash provided by
operating activities	$1,155,131	$402,458	$839,711



NONCASH INVESTING
AND FINANCING ACTIVITIES:

Included in prepaid expenses and other receivables at December 31, 1996 is $28,750 due from the president of the Company on the sale of common stock investments.

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

The accounting policy relative to property and equipment is shown on the accompanying balance sheets. Other significant accounting policies are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of InterWest Medical Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in joint ventures are accounted for on the equity basis of accounting.

Reclassifications

Certain reclassifications have been made to 1996 and 1995 captions to conform to the 1997 presentation.

Depreciation

Depreciation of long-term health care property and equipment is provided principally on the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives of depreciable assets are as follows:

Buildings and improvements	31 years
Equipment and furniture	7 years

	Investments in Securities

The Company has adopted Statement No. 115, Accounting for Certain
Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company's investments in securities are classified as follows:

Trading Securities - Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. The Company does not, nor does it intend to, trade investments that it owns.

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

	Investments in Securities - continued

Securities to be Held to Maturity - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale - Securities available for sale consist of its debt and equity securities not classified as trading securities nor as securities to be held to maturity.

Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

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

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Financial Instruments

Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see Note 2.

The fair value of debt is estimated as its carrying value at December 31, 1997 plus refinancing costs paid in February 1998. See Note 6.

	Carrying   	Fair
	   Amount   	     Value

Long-term debt - 1997	$4,545,652	$4,689,652

Long-term debt - 1996	$4,559,471	$5,198,252

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

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Earnings Per Common Share

The Company has adopted Statement No. 128, Earnings Per Share, issued by the Financial Standards Accounting Board. Adoption of Statement No. 128 had no effect upon 1997, 1996 or 1995 earnings per share computations.

Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share have not been presented since the inclusion of common stock equivalents would be antidilutive.

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

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based Compensation

The Company recognizes compensation costs for stock-based compensation plans based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Dates that quoted market prices are determined may vary depending on whether the terms of an award are fixed or variable.

The Financial Accounting Standards Board has issued Statement No. 123 establishing a fair value based method of accounting for stock-based compensation plans. As permitted under Statement No. 123, the Company does not intend to adopt the recognition or accounting requirements of the statement. No awards have been granted in 1997, 1996 or 1995.

	Accounting Changes

The Financial Accounting Standards Board has issued the following Statements of Financial Accounting Standards effective for fiscal years beginning after December 15, 1997:

No. 130 - Reporting Comprehensive Income

Requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

No. 131 - Disclosures About Segments of an Enterprise
			 and Related Information

Requires disclosure of operating segments based upon information used internally for evaluating segment performance and allocating resources.

No. 132 - Employers' Disclosures About Pensions
			and Other Post-retirement Benefits

Revises employers' disclosures about pensions and other post-retirement plans.

The Company will adopt the above standards effective January 1, 1998. Adoption is not expected to have a significant effect upon current financial statements.

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.   INVESTMENT SECURITIES

Investment securities consist entirely of equity securities. The cost and market values of investment securities available for sale at December 31, 1997 were:

	Market value		$1,955,961
	Amortized cost		  2,103,151

	Unrealized loss		($   147,190)

Unrealized appreciation (depreciation) in investment securities available for sale are included in stockholders' equity, net of income tax effect.

There were no sales of securities in 1997.

The Company had no investment securities at December 31, 1996.


NOTE 3.   CAPITAL STOCK

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

Nine hundred, seventy-five thousand (975,000) shares exercisable at $0.15 per share were granted under the Plan. All options expired unexercised in 1997.

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4.   RELATED PARTY TRANSACTIONS

During the years ended December 31, 1997, 1996 and 1995 Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $5,000, $9,000 and $21,500, respectively, for legal services rendered.

During the years ended December 31, 1997, 1996 and 1995, the above corporation was reimbursed $37,126, $47,068, and $56,056, respectively, for expenses incurred on behalf of the Company.

Included in other receivables at December 31, 1996 is $28,750 due from the Company's president from the sale of common stock investments to the president. No gain or loss was recognized from the sale. Included in accounts payable at December 31, 1997 is approximately $36,000 of advances from the Company's president.


NOTE 5.   FEDERAL INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1996. Adoption of this standard did not materially impact the Company's consolidated financial statements.

The Company had no income tax provision in 1997, 1996 or 1995, and no significant differences between the tax provisions and the amounts computed using statutory rates.

At December 31, 1997, the Company had unused operating loss carryforwards available to offset future income for tax reporting purposes of approximately $1,235,000 which ultimately expires in 2012.

All income (loss) since inception relates to domestic activity.

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.   FEDERAL INCOME TAXES - continued

The tax effects of net operating loss carryforwards and temporary differences at December 31, 1997 and 1996 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	    1997   	    1996
Deferred tax assets
Net operating loss carryforwards	$419,399	$610,386
Unrealized loss on marketable securities	50,045	-
Real estate valuations	-     	17,480
Other	    18,646	    17,400

	488,090	645,266
Deferred tax liabilities	-     	-
Valuation allowance	(  488,090)	(  645,266)

Total deferred taxes, net	$      -     	$      -

During 1997 and 1996, the valuation allowance (decreased) increased ($157,176) and $16,401, respectively.


NOTE 6.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	     1997     	     1996
Mortgage loan for financing of a nursing home
constructed in Colton, California.  The mortgage
loan bears interest at 11%, is due in monthly
installments of $42,890 (principal and interest),
matures in June, 2030 and is secured by real
estate	$4,545,652	$4,559,471

Less current maturities	       15,418	       13,818

	$4,530,234	$4,545,653

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.   LONG-TERM DEBT - continued

Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

1998		$     15,418
1999		17,202
2000		19,192
2001		21,413
2002		23,891
Thereafter		4,448,536

In February 1998, the above mortgage loan was restructured to reduce the mortgage interest rate to 7.375% effective February 1, 1998. In connection with the restructuring, the Company paid approximately $144,000 of debt issue costs in 1998.


NOTE 7.   SEGMENTED INFORMATION

The Company's operations are classified into three principal industry segments:

Long-term Health Care	-	Operation of convalescent centers involving
skilled nursing care in southern California

Real Estate Development
and Construction	-	Construction and sale of single family housing

Oil and Gas	-	Oil and gas exploration and development

Following is a summary of segmented information for 1997, 1996 and 1995:

	                                             1997
		Real Estate
	Long-term 	Development
	Health    	and        	Oil and
	     Care     	 Construction 	     Gas    	Consolidated

Sales to unaffiliated customers	$9,773,756	$         87,606	$261,806	$10,123,168

Operating income (loss)	$1,173,269	($             394)	$  48,571	$  1,221,446
Other income				122,045
General corporate expenses				(     233,512)
Interest expenses				(     500,867)

Income before income taxes				$   609,112

NOTE 7.   SEGMENTED INFORMATION  - continued

	                                             1997

		Real Estate
	Long-term 	Development
	Health    	and        	Oil and
	     Care     	 Construction 	     Gas    	Consolidated

Identifiable assets	$5,829,421	$        49,725	$180,361	$6,059,507
Corporate assets				  3,462,741

Total Assets at 12/31/97				$9,522,248

Capital expenditures	$   199,551	$            -     	$115,876	$   315,427

Depreciation, depletion
and amortization	$   245,394	$            -     	$  80,297	$   325,691


		                                               1996

		Real Estate
	Long-term  	Development
	Health     	and        	Oil and
	     Care      	 Construction 	     Gas    	Consolidated

Sales to unaffiliated customers	$8,903,359	$      104,533	$275,882	$  9,283,774

Operating income (loss)	$1,003,417	($        40,375)	($387,787)	$     575,255
Other income				92,951
General corporate expenses				(       215,196)
Interest expenses				(       502,292)

Loss before income taxes				($       49,282)

Identifiable assets	$5,356,666	$      121,582	$731,961	$  6,210,209
Corporate assets				    2,123,405

Total Assets at 12/31/96				$  8,333,614

Capital expenditures	$     85,867	$            -      	$266,808	$     352,675

Depreciation, depletion
and amortization	$   222,625	$            -      	$  68,424	$     291,049

	INTERWEST MEDICAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.   SEGMENTED INFORMATION  - continued

		                                               1995

		Real Estate
	Long-term  	Development
	Health    	and      	Oil and
	      Care     	 Construction 	     Gas    	Consolidated

Sales to unaffiliated customers	$8,758,711	$    22,091	$321,547	$  9,102,349

Operating income (loss)	$1,143,251	($           9,844)	($549,500)	 $ 583,907
Other income				102,235
General corporate expenses				(       230,661)
Interest expenses				(       503,358)

Loss before income taxes				($       47,877)

Identifiable assets	$5,318,673	$      272,619	$863,795	$  6,455,087
Corporate assets				    2,125,791

Total Assets at 12/31/95				$  8,580,878

Capital expenditures	$     33,865	$            -      	$552,294	$     586,159

Depreciation, depletion
and amortization	$   219,323	$            -      	$165,605	$     384,928

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


NOTE 9.   EMPLOYEES RETIREMENT PLAN

The Company has a retirement plan, established in 1996, covering substantially all of its employees. Contributions to the plan in 1997 and 1996 totaled $35,440 and $21,216, respectively.

	INTERWEST MEDICAL CORPORATION
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




           Column A           	 Column B 		          Column C
	 Column E 	   Column F
			          Additions
		Charged
	Balance at	to Costs 	Charged
	Beginning 	and   	to Other 		Balance at
	 of Period  	Expenses	Accounts	Deductions	End of Period

Allowance for
doubtful accounts

Year ended
December 31, 1995	$   40,273	$  40,496	$     -     	$  37,131
$        43,638


Year ended
December 31, 1996	$   43,638	$  14,348	$     -     	$    6,808
$        51,178

	Year ended
		December 31, 1997	$   51,178	$  27,458	$     -     	$  23,792
$        54,844

F-30

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION
(unaudited)



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

All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum	Natural
	Liquids  	Gas
	   (bbls)   	    (MCF)

December 31, 1995 - proved developed reserves	4,940	640,400

December 31, 1996 - proved developed reserves	3,360	417,010

	December 31, 1997 - proved developed reserves	51,131	612,125

F-31

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION
(unaudited)



The changes in proved developed reserves for 1995, 1996 and 1997 were as follows:

	Petroleum	Natural
	Liquids  	Gas
	   (bbls)   	    (MCF)

Reserves at December 31, 1994	30,680	664,690

Production	(    6,654)	(   121,967)
Revision of estimates	(  19,086)	     97,677

Reserves at December 31, 1995	    4,940	   640,400

		Sales of reserves-in-place	(         30)	(       2,930)
		Production	(    1,070)	(   119,380)
		Revision of estimates	(       480)	(   101,080)

Reserves at December 31, 1996	    3,360	   417,010

	Sales of reserves-in-place	(         10)	(      7,348)
	Production	(    1,012)	(    80,016)
	Revision of estimates	48,661	209,050
	Discoveries	       132	    73,429

Reserves at December 31, 1997	  51,131	  612,125

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1997, 1996 and 1995 are as follows:

	  1997  	  1996  	  1995

Future cash inflows	$ 2,131	$    975	$1,251
Future development and production costs	   1,255	587	621
Future income tax expense	      -     	     -     	     -

Future net cash flows	876	388	630
10% annual discount	      275	       60	     159

Standardized measure of
discounted future cash flows	$    601	$   328	$   471

F-32

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION
(unaudited)



Primary changes in standardized measure of discounted future net cash flow:

	  1997  	  1996  	  1995

Net changes in prices and production costs	$    20	$    88	$  218
Extensions, discoveries
and improved recovery	111	-    	-
Sale of reserves-in-place	(        3)	(        1)	-
Sales of oil and gas,
net of production costs	(      80)	(      78)	(    118)
Revision of estimates	305	(    158)	(      12)
Accretion of discount	33	39	40
Other	(    113)	(      33)	(      55)

	$  273	($  143)	$    73

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

F-33

	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION
(unaudited)



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1997, 1996 and 1995 were as follows (thousands of dollars):

	   1997  	   1996  	  1995

Proved properties	$   477	$   488	$   656
Unproved properties, including wells in progress	-   	509	576
Accumulated depletion and depreciation	(     340)	(     301)	(     406)

    Net capitalized costs	$   137	$   696	$   826


The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1997, 1996 and 1995 were as follows (thousands of dollars):

	  1997  	  1996  	  1995

Property acquisition costs	$      83	$   240	$   431
Exploration costs	32	43	170
Development costs	-    	-    	-

Results of oil and gas operations in the aggregate for the three years ended December 31, 1997, 1996 and 1995 were as follows:

	   1997    	    1996   	   1995

Revenues	$261,806	$216,072	$321,547

Production costs	102,828	138,120	203,803
Exploration expense	30,110	332,027	501,639
Depreciation and depletion	80,297	68,424	165,605
Income taxes	-     	-     	-
Other	        -     	    65,288	        -

	  213,235	  603,859	  871,047

Net oil and gas income (loss)	$  48,571	($387,787)	($549,500)

F-34

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION
(unaudited)



Past Production and Average Sales Price:

(a)	Net oil and gas production (in barrels and MCF, respectively) from
Registrant's properties in the United States was as follows:

	Oil    	Gas
	   (Bbls)  	  (MCF)
      Year Ended

December 31, 1995		6,654	121,967

December 31, 1996		1,823	97,034

December 31, 1997		1,012	80,016


(b)	Average sales price and production costs:

		       Average		        Average
		     Sales Price       		  Production Costs
	 (Bbls) 	(MCF)	 (Bbls) 	(MCF)
      Year Ended

December 31, 1995	$16.84	$1.71	$13.60	$  .78

December 31, 1996	$22.19	$1.80	$12.01	$1.06

		December 31, 1997	$16.24	$2.08	$13.42	$1.11

F-35


INTERWEST MEDICAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



  Column A  	 Column B 	    Column C     	 Column E	Column F
		     Additions
		Charged 			Balance
	Balance at	to Costs 	Charged 		 at End	Beginning 	and   	to Other 		  of
	of Period	Expenses	Accounts	Deductions	Period

Allowance
	for
	doubtful
	accounts


Year ended
December 31,
1995	$  40,273	$ 40,496	$  -   	$  37,131	$  43,638


Year ended
December 31,
1996	$  43,638	$ 14,348	$  -   	$   6,808	$  51,178


Year ended
December 31,
1995	$  59,600	$ 19,499	$  -   	$  38,826	$  40,273

F-36

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

All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum	Natural
	Liquids  	Gas
	  (bbls)  	 (MCF)
December 31, 1995 -
	proved developed reserves	4,940	640,400

December 31, 1996 -
	proved developed reserves	3,360	417,010

December 31, 1997 -
	proved developed reserves

F-37

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION



The changes in proved developed reserves for 1995, 1996 and 1997 were as follows:

	Petroleum	Natural
	Liquids  	Gas
	  (bbls)  	  (MCF)

Reserves at December 31, 1994	30,680	664,690

Production	(    6,654)	(  121,967)
Revision of estimates	(   19,086)	   97,677

Reserves at December 31, 1995	    4,940	  640,400

		Sales of reserves-in-place	(       30)	(    2,930)
		Production	(    1,070)	(  119,380)
		Revision of estimates	(      480)	(  101,080)

Reserves at December 31, 1996	    3,360	  417,010
Extensions and discoveries	225	12,662
Purchases of reserves-in-place	26,345	-
Sale of reserves-in-place	(      131)	(    3,616)
Production	(    3,525)	(  180,696)
Revision of estimates	(    1,331)	(  207,800)

	Reserves at December 31, 1997

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1997, 1996 and 1995 are as follows:

	  1997  	  1996  	  1995

Future cash inflows		$   975	$1,251
Future development and
	production costs		587	621
Future income tax expense		   -   	   -

Future net cash flows		388	630
10% annual discount		     60	    159

Standardized measure of
discounted future cash flows		$   328	$   471

F-38

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION



Primary changes in standardized measure of discounted future net cash flow:

	 1997 	 1996 	 1995

Net changes in prices
	and production costs		$  88	$  218
Extensions, discoveries
and improved recovery		-  	-
Purchases of reserves-in-place		-  	-
Sale of reserves-in-place		(    1)	-
Sales of oil and gas,
net of production costs		(   78)	(  118)
Net change in income taxes			-
Revision of estimates		(  158)	(   12)
Accretion of discount		39	40
Other		(   33)	(   55)

		($ 143)	$  73

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

F-39

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1997, 1996 and 1995 were as follows (thousands of dollars):

	 1997 	 1996 	 1995

Proved properties		$   488	$  656
Unproved properties,
including wells in progress		509	576
Accumulated depletion
and depreciaton		(    301)	(   406)

    Net capitalized costs		$   696	$   826


The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1997, 1996 and 1995 were as follows (thousands of dollars):

		 1997 	 1996 	 1995

Property acquisition costs		$  240	$  431
Exploration costs		43	170
Development costs		-   	-

Results of oil and gas operations in the aggregate for the three years ended December 31, 1997, 1996 and 1995 were as follows:

		  1997  	  1996  	  1995

Revenues		$216,072	$321,547

Production costs		138,120	203,803
Exploration expense		332,027	501,639
Depreciation and depletion		68,424	165,605
Income taxes		-   	-
Other		  65,288	     -

			 603,859	 871,047

Net oil and gas loss		($387,787)	($549,500)

F-40

INTERWEST MEDICAL CORPORATION
SUPPLEMENTAL INFORMATION



Past Production and Average Sales Price:

(a)	Net oil and gas production (in barrels and MCF, respectively) from
Registrant's properties in the United States was as follows:

		Oil    	Gas
		   (Bbls)  	  (MCF)
      Year Ended

December 31, 1995		6,654	121,967

December 31, 1996		1,823	97,034

December 31, 1997


(b)	Average sales price and production costs:

		     Average	      Average
		   Sales Price  		Production Costs
	 (Bbls) 	(MCF)	 (Bbls) 	(MCF)

      Year Ended

December 31, 1995	$16.84	$1.71	$13.60	$  .78

December 31, 1996	$22.19	$1.80	$12.01	$1.06

December 31, 1997

F-41

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a)	Identification of Directors:

The directors of the Company are elected annually to serve until the next
 Annual Meeting and until their successors are elected and qualified.

Year First Became
  a Director of
Name					Age	     Company     	Position

Arch B. Gilbert		64		1983 (1)	President,
Secretary,
Treasurer &
Director

Terry M. Gallagher, M.D.	59		1983 (1)	Director

	(1) Date of incorporation

(b)	Identification of Executive Officers:

Name					Position		Age

Arch B. Gilbert		President,		64
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

F-42

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

No personal meetings of the directors took place in 1997. All resolutions of the directors were taken by written consent.

(c)	Compliance With Section 16(a) of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11.	Executive Compensation.

During the fiscal year ended December 31, 1997, Arch B. Gilbert received cash compensation of $80,000.

All executive officers as a group (2 persons) received cash remuneration in fiscal year 1997 of $80,000. This does not include legal fees paid to the law firm of the President or reimbursement of expenses paid to it. See Item
13.  Directors do not receive any compensation for their services as directors.

The Company has established an Incentive Stock Option Plan (the "Plan") which reserved 1,500,000 shares of Common Stock for the exercise of options which may be granted to directors, officers, employees and others. No options are presently outstanding.

F-43

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) The following table sets forth, as of March 19, 1997, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:


Name and Address			   Shares
 of					Beneficially
Beneficial Owner			   Owned    		Percent

Arch B. Gilbert			4,295,000 (1)		 25.54%
3221 Hulen Street, Suite C
Fort Worth, Texas  76107

(1)	Includes 100,000 shares owned by Arch B. Gilbert, A Professional
Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert's wife. Does not include 252,000 shares owned by Shannon Gilbert, Mr. Gilbert's adult daughter and 252,000 shares owned by Devon Gilbert, Mr. Gilbert's adult daughter, which beneficial ownership Mr. Gilbert disclaims.

(b) The following table sets forth as of March 31, 1998 certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

	Amount and
    Name of	Nature of
    Beneficial	Beneficial	Percent
 Title of Class 	        Owner          	Ownership 	of Class

Common Stock	Arch B. Gilbert	4,295,000	25.54%
$0.001 Par Value

Common Stock	Terry M. Gallagher, M.D.	-0-	0.00%
$0.001
Par Value

Common Stock	All Officers and	4,295,000	25.54%
$0.001 Par Value	Directors as a Group
(2 persons)


Item 13.	Certain Relationships and Related Transactions.


The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 1997 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 1997 and for direct out-of-pocket expenses incurred on behalf of

F-44

the Company. The total amount of such reimbursement was $37,126. For the year 1997, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $5,000 for legal services rendered.

In 1998, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreements or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rates.

In 1997, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

The Company is not informed as to whether payments made to Mr. Gilbert and his wife were on terms as favorable as the Registrant might have obtained from unaffiliated parties.

F-45

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.	Financial Statements.

     The following financial statements of the Company are included in Part II,
Item 8:

Independent Auditor's Report

Consolidated Balance Sheets December 31, 1997 and 1996

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
 1996, and 1995

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

F-46

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

F-47

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