Form 10-Q
period 1998-04-30
INTERWEST MEDICAL CORP
filed 1998-05-15
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C.  20549


	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998  Commission File No. 2-82655

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




	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,   	December 31,
	     1998    	    1997
	(Unaudited)
                       ASSETS
CURRENT ASSETS
Cash	$1,188,333	$1,458,281
Investments available for sale	2,497,096	1,955,961
Accounts receivable - trade	2,311,683	2,225,183
Prepaid expenses	    52,696	    60,165

Total current assets	 6,049,808	 5,699,590

REAL ESTATE DEVELOPMENT AND CONSTRUCTION COSTS	    13,433	    33,582

PROPERTY AND EQUIPMENT, at cost
Land	191,442	191,442
Buildings and improvements	3,795,460	3,789,419
Equipment and furniture	832,553	827,302
Oil and gas properties (successful
effort method of accounting)	   502,206	   477,276

				5,321,661	5,285,439
Less accumulated depreciation	 1,849,029	 1,779,239

				 3,472,632	 3,506,200
OTHER ASSETS
Cash escrow accounts	20,494	17,293
Deferred financing costs, net	   411,944	   265,583

	   432,438	   282,876

TOTAL ASSETS	$9,968,311	$9,522,248

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$   15,418	$   15,418
Accounts payable	1,135,576	1,196,289
Accrued liabilities	   658,865	   775,163

Total current liabilities	 1,809,859	 1,986,870

LONG-TERM DEBT	 4,498,735	 4,530,234
STOCKHOLDERS' EQUITY
Common stock, par value $0.001, authorized
50,000,000 shares; Issued 20,000,000 shares	20,000	20,000
Additional paid-in capital	4,798,745	4,798,745
Retained deficit	(   648,248)	( 1,297,316)
Accumulated other comprehensive income	(   141,685)	(   147,190)

	4,028,812	3,374,239
Less shares held in the treasury,
1998 and 1997  -  3,180,039	   369,095	   369,095

	 3,659,717	 3,005,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,968,311	$9,522,248




	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
	(Unaudited)



						  Three Months Ended
						       March 31,    							   1998   	   1997
Net patient service revenue	$2,898,459	$2,333,603
Other revenue	    30,664	   138,551

Total revenue	2,929,123	2,472,154

Costs and expenses
Professional care
	of patients	1,419,361	1,325,940
General services	483,060	432,405
Administrative services	460,924	312,493
Other costs	10,202	113,124
Depreciation, depletion
and amortization	    69,790	   130,619

Income from operations	485,786	157,573

Other income (expenses)
Interest income	 6,549	20,465
Interest expense	(    95,668)	(   125,355)
Gain on sale of investments	   252,401	      -

Income before
taxes on income	649,068	52,683

Provision for income taxes	      -   	      -

Net income	649,068	52,683

	Other comprehensive income
		Unrealized losses on securities	     5,505	      -

			Comprehensive income	$  643,563	$   52,683

Per share of common stock:
Weighted average
number of shares outstanding	16,819,961	17,098,748


Net income per share	$     0.04	$     0.00



	INTERWEST MEDICAL CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)



	Three Months Ended
	       March 31,        				   1997   	  1996

					   1998   	   1997

CASH FLOWS FROM OPERATING ACTIVITIES	$  207,215	$   64,761



CASH FLOWS FROM INVESTING ACTIVITIES
	Payments for acquisition of property	(    36,222)	(    29,422)
	Advances to employees	-   	(    22,000)
Purchase of investments	( 1,271,289)	-
Proceeds from sale of investments	 1,008,208	      -

Net cash used in
investing activities	(   299,303)	(    51,422)



CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-   	(     4,680)
Payments on borrowings	(    31,499)	(     3,314)
Financing costs paid	(   146,361)	      -

Net cash used in
financing activities	(   177,860)	(     7,994)

Net increase (decrease) in cash	(   269,948)	5,345

CASH, beginning of period	 1,458,281	 2,094,563

CASH, end of period	$1,188,333	$2,099,908





	INTERWEST MEDICAL CORPORATION
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and its results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by
the weighted average number of shares outstanding.


	REVIEW BY INDEPENDENT
	CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.





	INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31,
1998, and the related condensed consolidated statements of operations and comprehensive income for the three month periods ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 13, 1998

549	PART I - EXHIBIT I


Item 2.	Management's Discussion and Analysis of Financial
Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $6,049,808 and total assets were $9,968,311 at March 31, 1998 as compared to $5,699,590 current assets and $9,522,248 total assets at December 31, 1997. Current liabilities were $1,809,859 at March 31 1998 as compared to $1,986,870 at December 31, 1997.


Results of Operations

For the Three Months Ended March 31, 1998, operating revenue was $2,929,123; costs and expenses were $2,443,337, net income was $649,068 and interest income was $6,549, as compared to the Three Months Ended March 31, 1997, operating revenue of $2,472,154, costs and expenses of $2,314,581, net income of $52,683 and interest income of $20,465.


Cash Flows

For the Three Months Ended March 31, 1998, cash flows from operating activities were $207,215, cash flows from investing activities were ($299,303), cash flows from financing activities were ($177,860), net decrease in cash was ($269,948), cash at the beginning of the period was $1,458,281, and cash at the end of the period was $1,188,333 as compared to the Three Months Ended March 31, 1997, to cash flows from operating activities of $64,761, cash flows from investing activities of ($51,422), cash flows from financing activities of ($7,994), net increase in cash of $5,345, cash at the beginning of the period of $2,094,563 and cash at the end of the period of $2,099,908.



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

INTERWEST MEDICAL CORPORATION



By:
Arch B. Gilbert, President,
Chief Executive Officer,
Chief Financial Officer, and
Chief Accounting Officer

Date:	May 15, 1998


See Accompanying Notes to Condensed
    Consolidated Financial Statements.