Form 10-Q
period 1998-06-30
INTERWEST MEDICAL CORP
filed 1998-08-14
CIK 717197

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549


	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998  Commission File No. 2-82655

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

	(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,541,661 shares of Common Stock, $0.001 Par
Value.

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS



				June 30,	December 31,
				1998	1997
				(unaudited)

ASSETS
CURRENT ASSETS
	Cash		$  544,865	$1,458,281
	Investments available for sale 	2,825,164	1,955,961
	Accounts receivable - trade	2,498,327	2,225,183
	Prepaid expenses	38,068	60,165

		Total current assets	5,906,424	5,699,590

REAL ESTATE DEVELOPMENT AND
	CONSTRUCTION COSTS	13,433	33,582

PROPERTY AND EQUIPMENT, at cost
	Land		191,442	191,442
	Buildings and improvements	3,799,124	3,789,419
	Equipment and furniture	1,019,650	827,302
	Oil and gas properties (successful
		effort method of accounting)	539,925	477,276

				5,550,141	5,285,439
	Less accumulated depreciation	1,926,755	1,779,239

				3,623,386	3,506,200
OTHER ASSETS
	Cash escrow accounts	23,695	17,293
	Deferred financing costs, net	411,944	265,583

				435,639	282,876

TOTAL ASSETS	$9,978,882	$9,522,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
	Current maturities of long-term debt	$   15,418	$   15,418
	Accounts payable	1,252,794	1,196,289
	Accrued liabilities	617,317	775,163

		Total current liabilities	1,885,529	1,986,870

LONG-TERM DEBT	4,495,135	4,530,234

STOCKHOLDERS' EQUITY
	Common stock, par value $0.001
		authorized 50,000,000 shares;
		issued 20,000,000 shares	20,000	20,000
	Additional paid-in capital	4,798,745	4,798,745
	Retained deficit	(   348,953)	( 1,297,316)
	Accumulated other
		comprehensive income	(   442,682)	(   147,190)

				4,027,110	3,374,239
	Less shares held in the treasury
		1998, 3,458,339 shares;
		1997, 3,180,039 shares	428,892	369,095

				3,598,218	3,005,144

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$9,978,882	$9,522,248

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)



				Three Months Ended	Six Months Ended
				June 30, 	June 30,
				1998	1997	1998	1997

Net patient
	service revenue	$2,685,805	$2,270,307	$5,584,264
        $4,603,910
Other revenue	32,293	273,362	62,957	411,913

Total revenue	2,718,098	2,543,669	5,647,221	5,015,823

COSTS AND EXPENSES
	Professional care
		of patients	1,512,932	1,315,594	2,932,293
                	2,641,534
	General services	492,846	422,839	975,906	855,244
	Administrative
		services	360,935	319,380	821,859	631,873
	Other costs	13,403	37,430	23,605	150,554
	Depreciation, depletion
		and amortization	77,726	125,165	147,516	255,784

			Income from
				operations	260,256	323,261	746,042	480,834

OTHER INCOME (EXPENSES)
	Interest income	11,979	31,476	18,528	51,941
	Interest expense	(    88,734)	(   125,264)	(   184,402)
        	(  250,619)
	Gain on sale
		of investments	115,794	-   	368,195	-

			Income before
				taxes on income	299,295	229,473	948,363	282,156

Provision for
	income taxes	-   	-   	-   	-

			Net income	299,295	229,473	948,363	282,156

Other
	comprehensive income
	Unrealized losses
		on securities	(   289,987)	-   	(   295,492)	-

COMPREHENSIVE
	INCOME	$    9,308	$  229,473	$  652,871	$  282,156

Per share of common stock
	Weighted average number
		of shares outstanding
	16,698,013	16,938,414	16,758,987	17,018,581

Net income per share	$0.02	$0.01	$0.06	$0.02

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



				Six Months Ended
				June 30,
				1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES	$  395,445	$  649,554


CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of property	-   	289,672
	Proceeds from sale of investments	1,665,368	-
	Payments for acquisition of property	(   264,702)	(   143,375)
	Net changes in escrow accounts	(     6,402)	(     6,402)
	Advances to employees	-   	(    22,000)
	Purchase of investments	( 2,461,868)	-

		Net cash provided by
			(used in) investing activities	( 1,067,604)	117,895


CASH FLOWS FROM FINANCING ACTIVITIES
	Purchase of treasury stock	(    59,797)	(    36,571)
	Payments on borrowings	(    35,099)	(     6,720)
	Financing costs paid	(   146,361)	-

		Net cash used in
			financing activities	(   241,257)	(    43,291)

		Net increase (decrease) in cash	(   913,416)	724,158

CASH, beginning of period	1,458,281	2,094,563

CASH, end of period	$  544,865	$2,818,721

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and its results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 1998, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 10, 1998

PART I - EXHIBIT I

Item 2.	Management's Discussion and Analysis of Financial
	Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,906,424 and total assets were $9,978,882 at June 30, 1998 as compared to $5,699,590 current assets and $9,522,248 total assets at December 31, 1997. Current liabilities were $1,885,529 at June 30, 1998 as compared to $1,986,870 at December 31,
1997.


Results of Operations

For the Three Months Ended June 30, 1998, operating revenue was $2,718,098; costs and expenses were $2,457,842, net income was $299,295 and interest income was $11,979, as compared to the Three Months Ended June 30, 1997, operating revenue of $2,543,669, costs and expenses of $2,220,408, net income of $229,473 and interest income of $31,476.


Cash Flows

For the Six Months Ended June 30, 1998, cash flows from operating activities were $395,445, cash flows from investing activities were ($1,067,604), cash flows from financing activities were ($241,257), net decrease in cash was ($913,416), cash at the beginning of the period was $1,458,281, and cash at the end of the period was $544,865 as compared to the Six Months Ended June 30, 1997, to cash flows from operating activities of $649,554, cash flows from investing activities of $117,895, cash flows from financing activities of ($43,291), net increase in cash of $724,158, cash at the beginning of the period of $2,094,563 and cash at the end of the period of $2,818,721.

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

INTERWEST MEDICAL CORPORATION



By:
Arch B. Gilbert, President,
Chief Executive Officer,
Chief Financial Officer, and
Chief Accounting Officer

Date:	August 14, 1998

[ARTICLE]   5

[PERIOD-TYPE]   6-MOS
[FISCAL-YEAR-END]               DEC-31-1997
[PERIOD-END]                    JUN-30-1998
[CASH]                              544,865
[SECURITIES]                      2,825,164
[RECEIVABLES]                     2,498,327
[ALLOWANCES]                              0
[INVENTORY]                               0
[CURRENT-ASSETS]                  5,906,424
[PP&E]                            5,550,141
[DEPRECIATION]                    1,926,755
<TOTAL ASSETS>                    9,978,882
<CURRENT LIABILITIES>             1,885,529
[BONDS]                                   0
[COMMON]                             20,000
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[OTHER-SE]                        1,712,689
[TOTAL-LIABILITY-AND-EQUITY]      9,978,882
[SALES]                           2,685,805
[TOTAL-REVENUES]                  2,718,098
[CGS]                                     0
[TOTAL-COSTS]                     2,457,842
<OTHER EXPENSES>                          0
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                   88,734
[INCOME-PRETAX]                     299,295
[INCOME-TAX]                              0
[INCOME-CONTINUING]                 299,295
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                        299,295
[EPS-PRIMARY]                           .02
[EPS-DILUTED]                           .02