Form 10-Q
period 1998-09-30
INTERWEST MEDICAL CORP
filed 1998-11-16
CIK 717197

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549


	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998  Commission File No. 2-82655

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

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,429,161 shares of Common Stock, $0.001 Par Value.

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS



					September 30,	December 31,
					1998	1997
					(unaudited)
                  ASSETS
CURRENT ASSETS
	Cash			$   228,368	$1,458,281
	Investments available for sale	2,907,466	1,955,961
	Accounts receivable - trade	2,165,814	2,225,183
	Prepaid expenses	93,575	60,165

			Total current assets	5,395,223	5,699,590

REAL ESTATE DEVELOPMENT AND
	CONSTRUCTION COSTS	13,433	33,582

PROPERTY AND EQUIPMENT, at cost
	Land			191,442	191,442
	Buildings and improvements	3,818,319	3,789,419
	Equipment and furniture	1,071,832	827,302
	Oil and gas properties (successful
		Effort method of accounting)	616,974	477,276

					5,698,567	5,285,439
	Less accumulated depreciation	2,010,294	1,779,239

					3,688,273	3,506,200
OTHER ASSETS
	Cash escrow accounts	26,896	17,293
	Deferred financing costs, net	411,944	265,583

					438,840	282,876

TOTAL ASSETS	$9,535,769	$9,522,248

  LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Current maturities of long-term debt	$   15,418	$   15,418
	Accounts payable	1,286,013	1,196,289
	Accrued liabilities	635,487	775,163

				Total current liabilities	1,936,918	1,986,870

LONG-TERM DEBT	4,491,135	4,530,234

STOCKHOLDERS' EQUITY
	Common stock, par value $0.001
		authorized 50,000,000 shares;
		issued 20,000,000 shares	20,000	20,000
	Additional paid-in capital	4,798,745	4,798,745
	Retained deficit	(   183,308)	( 1,297,316)
	Accumulated other
		comprehensive income	( 1,071,207)	(   147,190)

					3,564,230	3,374,239
	Less shares held in the Treasury
		1998 3,570,839 shares
		1997 3,180,039 shares	456,514	369,095

					3,107,716	3,005,144

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$9,535,769	$9,522,248

See Accompanying Notes to Condensed
	Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)



						Three Months Ended		Nine Months Ended
						September 30		September 30
					1998	1997	1998	1997

Net patient service
	revenue	$2,820,197	$2,615,553	$8,404,461	$7,219,463
Other revenue	36,231	32,429	99,188	444,342

			Total revenue	2,856,428	2,647,982	8,503,649	7,663,805

COSTS and EXPENSES
	Professional care
		of patients	1,635,345	1,424,471	4,567,638	4,066,005
	General services	553,644	481,935	1,529,550	1,337,179
	Administrative
		Services	346,882	315,257	1,168,741	947,130
	Other costs	16,090	22,641	39,695	173,195
	Depreciation,
		depletion and
		amortization	83,539	115,954	231,055	371,738

			Income from
				operations	220,928	287,724	966,970	768,558

OTHER INCOME
	(EXPENSES)
		Interest income	5,274	27,878	23,802	79,819
		Interest expense	(    88,335)	(   125,168)	(   272,737)	(   375,787)
		Gain on sale
			of investments	27,778	0	395,973	0

			Income before
				taxes on income	165,645	190,434	1,114,008	472,590
		Provision for
			Income taxes	0	0	0	0

			Net income	165,645	190,434	1,114,008	472,590

OTHER COMPREHENSIVE
	INCOME
		Unrealized losses
			On securities	(   628,525)	0	(   924,017)	0

			Comprehensive
				Income	($  462,880)	$  190,434	$  189,991	$  472,590


Per share of common stock
	Weighted average
		number of shares
		outstanding	16,485,411	16,819,961	16,721,487	16,952,373

Net income
		Per share	$     0.01	$     0.01	$     0.07	$     0.03


See Accompanying Notes to Condensed
	Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



					Nine Months Ended
					September 30,
					1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES	$  945,246	$  856,576


CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from sale of investments	1,836,640	0
	Purchase of marketable securities	( 3,316,189)	(   361,854)
	Payments for acquisition of property	(   413,128)	(   210,491)
	Net changes in escrow accounts	(     9,603)	(     9,603)
	Advances to employees	0	(    22,000)
	Sale of property	0	289,672

			Net cash used
				in investing activities	( 1,902,280)	(   314,276)


CASH FLOWS FROM FINANCING ACTIVITIES
	Financing costs paid	(   146,361)	0
	Purchase of treasury stock	(    87,419)	(    36,571)
	Payments on borrowings	(    39,099)	(    10,221)

			Net cash used
				in financing activities	(   272,879)	(    46,792)

			Net change in cash	( 1,229,913)	495,508

CASH, beginning of period	1,458,281	2,094,563

CASH, end of period	$  228,368	$2,590,071


See Accompanying Notes to Condensed
	Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, and its results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by
the weighted average number of shares outstanding.

3.	The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The
Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September
30, 1998, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine months ended
September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 11, 1998

PART I - EXHIBIT I

Item 2.	Management's Discussion and Analysis of Financial
Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,395,223 and total assets were $9,535,769 at September 30, 1998 as compared to $5,699,590 current assets and $9,522,248 total assets at December 31, 1997. Current liabilities were $1,936,918 at September 30, 1998 as compared to $1,986,870 at December 31, 1997.


Results of Operations

For the Three Months Ended September 30, 1998, operating revenue was $2,856,428; costs and expenses were $2,635,500, net income was $165,645 and interest income was $5,274, as compared to the Three Months Ended September 30, 1997, operating revenue of $2,647,982, costs and expenses of $2,360,258, net income of $190,434 and interest income of $27,878.

For the Nine Months Ended September 30, 1998, operating revenue was $8,503,649; costs and expenses were $7,536,679, net income was $1,114,008 and interest income was $23,802, as compared to the Nine Months Ended September 30, 1997, operating revenue of $7,663,805, costs and expenses of $6,895,247, net income of $472,590 and interest income of $78,819.


Cash Flows

For the Nine Months Ended September 30, 1998, cash flows from operating activities were $945,246, cash flows from investing activities were ($1,902,280), cash flows from financing activities were ($272,879), net decrease in cash was ($1,229,913), cash at the beginning of the period was $1,458,281, and cash at the end of the period was $228,368 as compared to the Nine Months Ended September 30, 1997, to cash flows from operating activities of $856,576, cash flows from investing activities of ($314,276), cash flows from financing activities of ($46,792), net increase in cash of $495,508, cash at the beginning of the period of $2,094,563 and cash at the end of the period of $2,590,071.

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

INTERWEST MEDICAL CORPORATION



By:
Arch B. Gilbert, President,
Chief Executive Officer,
Chief Financial Officer, and
Chief Accounting Officer

Date:	November 12,1998