Form 10-K
period 1998-12-31
INTERWEST MEDICAL CORP
filed 1999-04-15
CIK 717197

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C.  20549


	FORM 10-K
(Mark One)

 [ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
Ended December 31, 1998

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

As of March 31, 1999, the aggregate market value of the 9,990,661 shares of voting Common Stock held by non-affiliates of the Company was approximately $2,103,890 based on the average bid and asked price on that date.


APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

 Shares Outstanding
    Class    					as of March 31, 1998

Common Stock,						14,195,661
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

The Company's business is extremely competitive in all phases. Many of its competitors, both public and private, possess and employ financial an personnel resources substantially greater than those which are currently available to the Company.

Item 2.	Properties.

The Company owns and operates a 156-bed skilled nursing home located on a 9 acre parcel of land in Colton, California. At December 31, 1998, the Company had an undepreciated cost of $5,121,181 in such facility. In 1996, the facility had an operating income of $1,003,417.

Item 3.	Legal Proceedings.

In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1998, except for the election of directors.

PART II

Item 5.	Market for Registrant's Common Equity and
		Related Stockholders' Matters

The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

	Period	Low Bid	High Bid

	1st Quarter, 1997	$0.10000	$0.1250
	2nd Quarter, 1997	$0.10000	$0.1250
	3rd Quarter, 1997	$0.10000	$0.1250
	4th Quarter, 1997	$0.10000	$0.1250

	1st Quarter, 1998	$0.1500	$0.1700
	2nd Quarter, 1998	$0.1600	$0.1800
	3rd Quarter, 1998	$0.1500	$0.1800
	4th Quarter, 1998	$0.1600	$0.1800

As of March 31, 1999, the approximate number of holders of Common
Stock was 1,991.  No cash dividends had been paid as of December
31, 1998, and the Company does not currently anticipate paying cash dividends in the foreseeable future.


Item 6.	Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

                      Year Ended December 31,
	   1998   	   1997   	   1996   	   1995   	   1994
Operating
Revenues	$11,316,121	$10,123,168	$9,283,774	$9,102,349	$8,505,792
Net income
(loss)	$ 1,305,551	$   609,112	($   49,282)	($   47,877)	($
53,452)

Total Assets	$10,164,646	$ 9,522,248	$8,333,614	$8,580,878	$8,690,373

Long-term debt	$ 4,558,274	$4,530,234	$4,545,653	$4,559,472	$4,571,857

Earnings Per
Common Share:	$0.08	$0.04	($-0-)	($-0-)	($-0-)

Cash
dividends
declared	$0.00  	$0.00	$0.00	$0.00	$0.00

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

(a)	Liquidity and Capital Resources:


During the year 1996, the Company's cash decreased from $2,096,886 at the beginning of the period to $2,094,563 at the end of the period. Accordingly, there was a net decrease in cash of ($2,323). This was attributable to a decrease in net cash provided by operating activities.

During the year 1997, the Company's cash decreased from $2,094,563 at the beginning of the period to $1,458,281 at the end of the period. Accordingly, there was a net decrease in cash of ($636,282). This was attributable to an increase in cash provided by investing activities.

During the year 1998, the Company's cash decreased from $1,458,281 at the beginning of the period to $460,329 at the end of the period. Accordingly, there was a net decrease in cash of ($997,952). This was attributable to the purchase of Treasury stock and an increase in net cash used in investing activities. The Company is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

In the Company's view, its short-term liquidity and short-term capital resources will be sufficient to cover its cash needs up to 12 months into the future. The Company does not presently anticipate material capital expenditures. The Company does not have any significant balloon payments. The Company's long-term debt consists of a mortgage loan bearing interest at the rate of 7 3/8% and is payable in monthly installments of $30,778. It is anticipated that these payments will be made from revenues received by the operation of the Company's nursing home.

During 1998, the Company purchased as treasury shares a total of 2,624,300 shares of its stock at an aggregate purchase price of $488,159.

(b)	Results of Operations:

Operating profit for 1996 was $360,059, as compared to an operating profit of $353,246 for 1995. Net loss was ($49,282) for 1996, as compared to loss of ($47,877) in 1995.

Operating profit for 1997 was $987,934, as compared to an operating profit of $360,059 for 1996. The increase in profit was attributed to larger revenues from the Company's long-term health care facility. Net income was $609,112 in 1997 as compared to a net loss of ($49,282) for 1996.

Operating profit for 1998 was $1,060,147, as compared to an operating profit of $987,934 for 1997. The increase in profit was attributable to larger revenues from the Company's long-term health care facility. Net income was $1,305,551 in 1998 as compared to net income of $609,112 in 1997.

(c)	Effects of Inflation:

The Company is of the view that inflation did not affect its operations in 1998 and should not in 1999.

Item 8.	Financial Statements and Supplementary Data.

		Page No.

Independent Auditor's Report	7

Consolidated Balance Sheets
December 31, 1998 and 1997	8

Consolidated Statements of
Operations for Years Ended
December 31, 1998, 1997 and
1996	10

Consolidated Statements of
Stockholders Equity for Years
Ended December 31, 1998, 1997
and 1996	11

Consolidated Statements of
Cash Flows for Years Ended
December 31, 1998, 1997 and
1996	12

Notes to Consolidated
Financial Statements	14

Schedule II - Valuation
And Qualifying Accounts	25

Supplemental Information	25


Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.


There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended
December 31, 1998.

	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 1998.
These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical
Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 18, 1999


3218

	INTERWEST MEDICAL CORPORATION	(1 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1998 AND 1997



					   1998  	   1997
                 ASSETS

CURRENT ASSETS
Cash, including interest bearing accounts,
1998 - $282,940; 1997 - $1,090,686	$   460,329	$1,458,281
Accounts receivable - trade, net of
allowance for doubtful accounts,
1998 - $58,495; 1997 - $54,844	2,108,315	2,225,183
Investments available for sale	3,230,320	1,955,961
Prepaid expenses and other receivables	   116,300	    60,165
Deferred tax asset	     47,255	      -

Total current assets	5,962,519	5,699,590

REAL ESTATE DEVELOPMENT
AND CONSTRUCTION COSTS	7,113	33,582

PROPERTY AND EQUIPMENT, at cost
Land			214,681	191,442
Buildings and improvements	3,789,419	3,789,419
Equipment and furniture	1,117,081	827,302
Oil and gas properties (successful
efforts method of accounting)	    532,869	   477,276

	5,654,050	5,285,439
Less accumulated
	depreciation and depletion	  1,890,769	 1,779,239

	3,763,281	3,506,200
OTHER ASSETS
Cash escrow accounts 	31,713	17,293
Deferred financing costs, net	    400,020	  265,583

	    431,733	  282,876


TOTAL ASSETS	$10,164,646	$9,522,248

The Notes to Consolidated Financial Statements are an integral part of these statements.

	INTERWEST MEDICAL CORPORATION	(2 of 2)
	CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 1998 AND 1997



	   1998   	   1997

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$  120,522	$   15,418
Accounts payable	1,260,371	1,196,289
Accrued salaries	709,294	633,144
Income taxes payable	42,903	-
Other accrued liabilities	       108	   142,019

Total current liabilities	2,133,198	1,986,870

LONG-TERM DEBT 	4,558,274	4,530,234

STOCKHOLDERS' EQUITY
Common stock, par value $0.001,
authorized 50,000,000 shares;
issued 20,000,000 shares	20,000	20,000
Additional paid-in capital	4,798,745	4,798,745
Retained earnings (deficit)	8,235	( 1,297,316)
Accumulated other comprehensive
	income, net of tax effect of
	$47,255 in 1998; $-0- in 1997	(   496,552)	(   147,190)

	4,330,428	3,374,239
Less cost of shares held
	in the treasury,
1998 - 5,804,339 shares;
1997 - 3,180,039 shares	   857,254	   369,095

	 3,473,174	 3,005,144

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$10,164,646	$9,522,248


The Notes to Consolidated Financial Statements are an integral part of these statements.

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
	YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



	   1998   	   1997   	   1996
REVENUES
	Net patient service revenue	$11,085,259	$9,773,756	$8,903,359
	Other revenue	    230,862	   349,412	   380,415

Total revenue	11,316,121	10,123,168	9,283,774

COSTS AND EXPENSES
Professional care
	of patients	6,069,402	5,413,364	4,796,723
General services	2,008,394	1,822,532	1,783,758
Administrative services	1,776,102	1,352,709	1,320,204
Other costs	148,505	220,938	731,981
Depreciation, depletion
and amortization	   253,571	   325,691	   291,049

Income from operations	1,060,147	987,934	360,059

OTHER INCOME (EXPENSES)
Equity in joint
	venture operations	-   	-   	12,313
Gain on sale of assets	603,753	-   	-
Interest income	37,696	122,045	80,638
Interest expense	(   344,202)	(    500,867)	(  502,292)

Income (loss) before
	taxes on income	1,357,394	609,112	(   49,282)

Provision for income taxes 	    51,843	      -   	      -

Net income (loss)	1,305,551	   609,112	(   49,282)

Other comprehensive income,
net of tax
	Unrealized holding
		losses on securities	(   356,597)	(   147,190)	 -
	Reclassification adjustment
		for losses included
		in net income	     7,235	     -   	     -

			Comprehensive
				income (loss)	$  956,189	$  461,922	($   49,282)

Weighted average
	shares outstanding	16,205,378	16,954,926	17,385,664

Earnings per common share	$     0.08	$     0.04	($    -   )

The Notes to Consolidated Financial Statements are an integral part of these statements.

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



					Accumulated
					Other
					Comprehensive
					Income
					(Unrealized
	Common Stock		Additional	Retained	Holding Losses
	Number of 	Par	Paid-in	Earnings	on Securities	Treasury
	Shares	Value	Capital	Deficit	Net of Tax)	   Stock

Balance,
Dec 31, 1995	20,000,000	$20,000	$4,798,745	($1,857,146)	$   -
	($178,082)

Net loss				(    49,282)

Purchase of
	1,237,000
	shares of
	common stock
	( 154,442)

Balance,
Dec 31, 1996	20,000,000	20,000	4,798,745	( 1,906,428)	-   	(
332,524)

	Net income				609,112

	Purchase of
		297,075 shares
		of common stock						(    36,571)

	Other comprehensive
		income	          	      	         	(   147,190)


Balance
	Dec 31, 1997	20,000,000	20,000	4,798,745	( 1,297,316)	(
147,190)	(  369,095)

	Net income				1,305,551

	Purchase of
		2,624,300 shares
		of common stock						(  488,159)

	Other comprehensive
		Income	          	       	       	          	(
349,362)

Balance,
	Dec 31, 1998	20,000,000	$20,000	$4,798,745	$    8,235	($
496,552)	($857,254)

The Notes to Consolidated Financial Statements are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


	   1998   	   1997    	   1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
Cash received from
customers/patients	$11,332,989	$9,450,649	$9,045,079
Interest received	37,696	122,045	80,638
Cash paid to suppliers
and employees	(  9,846,913)	( 7,916,683)	(8,220,967)
Interest paid	(   344,202)	(   500,880)	(  502,292)
Income taxes paid	(      8,940)	    -   	      -

Net cash provided by
	operating activities	1,170,630	1,155,131	402,458

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of property
and equipment	(    597,487)	(   315,427)	(   352,675)
Proceeds from sale of assets	3,849,990	659,873	55,595
Purchase of investments	(  4,905,289)	( 2,103,151)	-
Mortgage escrow deposits, net	(     14,420)	17,682	854
Receipts from joint ventures	       -   	     -    	    58,273

Net cash used
in investing activities	(  1,667,206)	( 1,741,023)	(   237,953)

CASH FLOWS FROM
FINANCING ACTIVITIES:
	Financing costs paid	(    146,361)	-   	-
	Loan proceeds	168,000	-   	-
Payments on debt	(     34,856)	(    13,819)	(   12,386)
Purchase of treasury stock	(    488,159)	(    36,571)	(  154,442)

Net cash used
in financing activities	(    501,376)	(    50,390)	(  166,828)

Net decrease in cash	(    997,952)	(   636,282)	(  2,323)

CASH, beginning of period	  1,458,281	 2,094,563	 2,096,886

CASH, end of period	$    460,329	$1,458,281	$2,094,563

The Notes to Consolidated Financial Statements are an integral part of these statements.

	INTERWEST MEDICAL CORPORATION
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



	  1998  	  1997  	  1996

RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income (loss)	$1,305,551	$  609,112	($  49,282)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:

Gain on sale of assets	(   603,753)	(      78,775)	( 36,034)
Depreciation and amortization	253,571	325,691	291,049
Abandonments	86,835	14,575	332,027
Equity in joint venture operations	-   	-   	(  12,313)
Changes in assets and liabilities:
Accounts receivable	116,868	(   593,744)	( 202,661)
Prepaid expenses and
	other receivables	(     56,135)	13,170	5,749
Real estate development costs	26,469	88,000	105,077
	Accounts payable	64,082	687,668	(  109,253)
Accrued liabilities	(     65,761)	89,434	78,099
Income taxes payable	     42,903	   -   	     -

Net cash provided by
operating activities	$1,170,630	$1,155,131	$402,458


NONCASH INVESTING
AND FINANCING ACTIVITIES:

Included in prepaid expenses and other receivables at December 31, 1996 is $28,750 due from the president of the Company on the sale of common stock investments.

The Notes to Consolidated Financial Statements are an integral part of these statements.

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

Reclassifications

Certain reclassifications have been made to 1997 and 1996 captions to conform to the 1998 presentation.

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

Securities Available for Sale - Securities available for sale consist of its debt and equity securities not classified as trading securities nor as securities to be held to maturity. All of the Company's investments in securities are classified as available for sale.

Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income in stockholders' equity until realized.

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

The fair value of debt is estimated as its carrying value at December 31, 1998 plus refinancing costs paid in February 1998. See Note 6.

	Carrying   	Fair
	   Amount   	   Value

Long-term debt - 1998	$4,510,796	$4,654,796

Long-term debt - 1997	$4,545,652	$4,689,652

Revenue

Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others for service rendered. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal).

Revenue under third-party payer agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payer settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company provides for deferred taxes resulting from temporary differences between the basis of assets and liabilities for financial and tax reporting purposes. Such differences result principally from the use of the direct write-off method for bad debts for tax reporting purposes and unrealized losses on investment securities.

Earnings Per Common Share

The Company has adopted Statement No. 128, Earnings Per Share, issued by the Financial Standards Accounting Board. Adoption of Statement No. 128 had no effect upon 1998, 1997 or 1996 earnings per share computations.

Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share have not been presented for 1996 and 1997 since the inclusion of potential common stock would be antidilutive. The Company had no potential common shares outstanding in 1998.

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

The Financial Accounting Standards Board has issued Statement No. 123 establishing a fair value based method of accounting for stock-based compensation plans. As permitted under Statement No. 123, the Company does not intend to adopt the recognition or accounting requirements of the statement. No awards have been granted in 1998, 1997 or 1996.

	Accounting Changes

The Company has adopted the following Statements of Financial
Accounting Standards issued by the Financial Accounting
Standards Board effective January 1, 1998:

No. 130 - Reporting Comprehensive Income

Requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Financial statements for 1996 and 1997 have been reclassified to reflect application of the provisions of this statement.

No. 131 - Disclosures About Segments of an Enterprise
			  and Related Information

Requires disclosure of operating segments based upon information used internally for evaluating segment performance and allocating resources. Adoption had no significant effect upon current financial statements.

No. 132 - Employers' Disclosures About Pensions
			 and Other Post-retirement Benefits

Revises employers' disclosures about pensions and other post-retirement plans. Adoption had no significant effect upon current financial statements.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.   INVESTMENT SECURITIES

Investment securities consist entirely of equity securities.

The cost and market values of investment securities available for sale at December 31, 1998 and 1997 were:

				   1998   	   1997

	Market value	$3,230,320	$1,955,961
	Amortized cost	 3,774,127	 2,103,151

	Net unrealized loss	($  543,807)	($  147,190)

Gross unrealized gains and losses of securities available for sale at December 31 were:

				   1998   	   1997

	Gross unrealized gains	$  469,966	$   36,327
	Gross unrealized losses	( 1,013,773)	(   183,517)

	Net unrealized loss	($  543,807)	($  147,190)

The Company had no sale of securities in 1996 or 1997.
Realized sales of available for sale securities in 1998 are summarized as follows:

	Proceeds from sale	$3,789,170
	Gross realized gains	634,160
	Gross realized losses	(    64,760)


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

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.   CAPITAL STOCK - continued

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


NOTE 4.   RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998, 1997 and 1996, Arch
B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $61,000, $5,000, and $9,000, respectively, for legal services rendered.

During the years ended December 31, 1998, 1997 and 1996, the above corporation was reimbursed $29,400, $37,126 and $47,068, respectively, for expenses incurred on behalf of the Company.

Included in accounts payable at December 31, 1997 is approximately $36,000 of advances from the Company's president.


NOTE 5.   FEDERAL INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1997. Adoption of this standard did not materially impact the Company's consolidated financial statements.

The Company had no income tax provision in 1997 or 1996, and no significant differences between the tax provisions and the amounts computed using statutory rates.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.   FEDERAL INCOME TAXES - continued

The Company's tax provision for 1998 consists of the following:

	Current payable	$  51,843
	Deferred taxes	411,332
	Re-evaluation of valuation
		allowance on beginning
		temporary differences	(  411,332)

				$  51,843

The 1998 tax provision differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

	Tax at statutory rates	$461,514
	Re-evaluation of valuation allowance
		on beginning temporary differences	( 411,332)
	Other	   1,661

				$ 51,843

All income (loss) since inception relates to domestic activity.

The tax effects of net operating loss carryforwards and temporary differences at December 31, 1998 and 1997 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	   1998   	   1997
Deferred tax assets
Net operating
	loss carryforwards	$   -   	$377,332
Unrealized loss on
	marketable securities	184,894	50,045
Expenses deduction
	in future periods	-   	34,000
Other	  19,888	  18,646

	204,782	480,023
Deferred tax liabilities	-   	-
Valuation allowance	( 157,527)	( 480,023)

Total deferred tax asset, net	$ 47,255	$   -

During 1998 and 1997, the valuation allowance decreased
$322,496 and $157,176, respectively.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	   1998   	   1997

Unsecured note payable to a bank
with interest at 10%, due in monthly
installments of $9,244 beginning
March 1999 until paid in full	$  168,000	$   -

Mortgage loan for financing of a
nursing home constructed in Colton,
California.  The mortgage loan bears
interest at 7.375%, is due in
monthly installments of $30,778
(principal and interest), matures in
June, 2030 and is secured by real
estate	 4,510,796	 4,545,652

					4,678,796	4,545,652
Less current maturities	   120,522	    15,418

	$4,558,274	$4,530,234

Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

1999	$  120,522
2000	126,232
2001	43,938
2002	47,291
2003	50,899
Thereafter	4,289,914


NOTE 7.   SEGMENTED INFORMATION

In 1998, real estate and oil and gas operations were not significant. Substantially all of the Company's activities now consist of the operation of convalescent centers including skilled nursing care in southern California. Thus, segment information for 1998 has not been presented.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.   SEGMENTED INFORMATION  - continued

The Company's operations prior to 1998 were classified into three principal industry segments:

Long-term Health Care		Operation of convalescent centers
		involving skilled nursing care in southern California

Real Estate Development
and Construction	-	Construction and sale of single
family housing

Oil and Gas	-	Oil and gas exploration and
development

Following is a summary of segmented information for 1997 and
1996:
					           1997
		Real Estate
	Long-term 	Development
	Health	and	Oil and
	  Care  	Construction	Gas	Consolidated

Sales to unaffiliated customers	$9,773,756	$87,606	$261,806
	$10,123,168

Operating income (loss)	$1,173,269	($   394)	$ 48,571	$ 1,221,446
Other income				122,045
General corporate expenses				(    233,512)
Interest expenses				(    500,867)

Income before income taxes				$   609,112

Identifiable assets	$5,829,421	$49,725	$180,361	$6,059,507
Corporate assets				 3,462,741

Total Assets at 12/31/97				$9,522,248

Capital expenditures	$  199,551	$  -   	$115,876	$  315,427

Depreciation, depletion
and amortization	$  245,394	$  -   	$ 80,297	$  325,691

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.   SEGMENTED INFORMATION  - continued

	                     1996
		Real Estate
	Long-term 	Development
	Health    	and        	Oil and
	   Care   	Construction	   Gas   	Consolidated

Sales to unaffiliated customers	$8,903,359	$  104,533	$275,882
	$9,283,774

Operating income (loss)	$1,003,417	($   40,375)	($387,787)	$  575,255
Other income				92,951
General corporate expenses				(   215,196)
Interest expenses				(   502,292)

Loss before income taxes				($   49,282)

Identifiable assets	$5,356,666	$  121,582	$731,961	$6,210,209
Corporate assets				 2,123,405

Total Assets at 12/31/96				$8,333,614

Capital expenditures	$   85,867	$     -   	$266,808	$  352,675

Depreciation, depletion
and amortization	$   222,625	      -   	$ 68,424	$  291,049


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


NOTE 9.   EMPLOYEES RETIREMENT PLAN

The Company has a retirement plan, established in 1997, covering substantially all of its employees. Contributions to the plan in 1998 and 1997 totaled $37,515 and $35,440, respectively.

	INTERWEST MEDICAL CORPORATION
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



	Column A 	Column B	Column C	Column E	Column F
		Additions
		Charged
	Balance at	to Costs	Charged
	Beginning	and	to Other	Balance at	End of
	of Period	Expenses	Accounts	Deductions	Period

Allowance for
doubtful accounts

Year ended
December 31, 1996	$43,638	$14,348	$   -   	$ 6,808	$51,178

	Year ended
		December 31, 1997	$51,178	$27,458	$   -   	$23,792
	$54,844

	Year ended
		December 31, 1998	$54,844	$30,063	$   -   	$26,412
	$58,495

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

All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company as of December 31, 1996 and 1997 (all of which are located in the United States) are as follows:

	Petroleum	Natural
	Liquids  	Gas
	    (bbls)    	  (MCF)

December 31, 1996 -
	proved developed reserves	3,360	417,010

December 31, 1997 -
	proved developed reserves	51,131	612,125

	Oil and gas operations and reserves were not significant for 1998.

	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION
(unaudited)



The changes in proved developed reserves for 1996 and 1997 were as follows:

	Petroleum	Natural
	Liquids	Gas
	  (bbls)  	 (MCF)

Reserves at December 31, 1995	4,940	640,400

		Sales of reserves-in-place	(    30)	(  2,930)
		Production	( 1,070)	(119,380)
		Revision of estimates	(   480)	(101,080)

Reserves at December 31, 1996	3,360	417,010

	Sales of reserves-in-place	(    10)	(  7,348)
	Production	( 1,012)	( 80,016)
	Revision of estimates	48,661	209,050
	Discoveries	   132	 73,429

Reserves at December 31, 1997	51,131	 612,125

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1997 and 1996 are as follows:

		  1997  	  1996

Future cash inflows		$2,131	$  975
Future development and production costs		 1,255	587
Future income tax expense		  -   	   -

Future net cash flows		876	388
10% annual discount		   275	    60

Standardized measure of
discounted future cash flows		$  601	$  328

	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION
(unaudited)



Primary changes in standardized measure of discounted future net cash flow:

		 1997 	 1996

Net changes in prices and production costs		$ 20	$ 88
Extensions, discoveries
and improved recovery		111	-
Sale of reserves-in-place		(   3)	(   1)
Sales of oil and gas,
net of production costs		(  80)	(  78)
Revision of estimates		305	( 158)
Accretion of discount		33	39
Other		( 113)	(  33)

		$273	($143)

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

	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION
(unaudited)



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1997 and 1996 were as follows
(thousands of dollars):

		 1997 	 1996

Proved properties		$477	$488
Unproved properties,
including wells in progress		-  	509
Accumulated depletion and depreciation		( 340)	( 301)

    Net capitalized costs		$137	$696

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1997 and 1996 were as follows (thousands of dollars):

		 1997 	 1996

Property acquisition costs		$ 83	$240
Exploration costs		32	43
Development costs		-  	-

Results of oil and gas operations in the aggregate for the three years ended December 31, 1997 and 1996 were as follows:

		  197  	  1996

Revenues		$261,806	$216,072

Production costs		102,828	138,120
Exploration expense		30,110	332,027
Depreciation and depletion		80,297	68,424
Income taxes		-   	-
Other		    -   	  65,288

		 213,235	 603,859

Net oil and gas income (loss)		$ 48,571	($387,787)

	INTERWEST MEDICAL CORPORATION
	SUPPLEMENTAL INFORMATION
(unaudited)



Past Production and Average Sales Price:

(a)	Net oil and gas production (in barrels and MCF, respectively)
from Registrant's properties in the United States was as follows:

		Oil    	Gas
		   (Bbls)  	 (MCF)
  Year Ended

December 31, 1996		1,823	97,034

December 31, 1997		1,012	80,016

December 31, 1998		648	59,728


(b)	Average sales price and production costs:

	  Average		    Average
		  Sales Price  		 Production Costs
	 (Bbls) 	(MCF)	 (Bbls) 	(MCF)
      Year Ended

December 31, 1996	$22.19	$1.80	$12.01	$1.06

		December 31, 1997	$16.24	$2.08	$13.42	$1.11

		December 31, 1998	$14.28	$2.03	$11.95	$ .85

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure.

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended
December 31, 1998.

	PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a)	Identification of Directors:

The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

Year First Became
  a Director of
Name					Age	     Company     	Position

Arch B. Gilbert		65		1983 (1)	President,
Secretary,
Treasurer &
Director

	(1) Date of incorporation

(b)	Identification of Executive Officers:

Name					Position		Age

Arch B. Gilbert		President,		65
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

No personal meetings of the directors took place in 1998. All resolutions of the directors were taken by written consent.

(c)	Compliance With Section 16(a) of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11.	Executive Compensation.

During the fiscal year ended December 31, 1998, Arch B. Gilbert received cash compensation of $80,000.

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
Management.

(a) The following table sets forth, as of March 19, 1998, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:


Name and Address			   Shares
 of					Beneficially
Beneficial Owner			   Owned    		Percent

Arch B. Gilbert			4,295,000 (1)		 30.26%
3221 Hulen Street, Suite C
Fort Worth, Texas  76107

(1)	Includes 100,000 shares owned by Arch B. Gilbert,
A Professional Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert's wife. Does not include shares owned by Shannon Gilbert, Mr. Gilbert's adult daughter and shares owned by Devon Gilbert, Mr.
Gilbert's adult daughter, which beneficial ownership
Mr. Gilbert disclaims.

(b)	The following table sets forth as of March 31, 1999
certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

	Amount and
    Name of	Nature of
    Beneficial	Beneficial	Percent
 Title of Class 	        Owner          	Ownership 	of Class

Common Stock	Arch B. Gilbert	4,295,000	30.26%
Common Stock	All Officers and	4,295,000	30.26%
$0.001 Par Value	Directors as a Group
(2 persons)

Item 13.	Certain Relationships and Related Transactions.


The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 1998 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 1998 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $29,400. For the year 1998, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $61,000 for legal services rendered.

In 1999, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreements or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rates.

In 1998, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

The Company is not informed as to whether payments made to Mr.
Gilbert and his wife were on terms as favorable as the Registrant might have obtained from unaffiliated parties.

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)  1.	Financial Statements.

The following financial statements of the Company are included in Part II, Item 8:

Independent Auditor's Report

Consolidated Balance Sheets December 31, 1998
and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders'
Equity for the Years Ended December 31, 1998,
1997 and 1996

Consolidated Statements of Cash Flows for the
Years Ended December 31, 1998, 1997, and 1996

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



By:
Arch B. Gilbert, Director


Date:


1
[ARTICLE]				5

[PERIOD-TYPE]				12-MOS
[FISCAL-YEAR-END]			DEC-31-1998
[PERIOD-END]				DEC-31-1998
[CASH]					460,329
[SECURITIES]				3,230,320
[RECEIVABLES]				2,166,810
[ALLOWANCES]				58,495
[INVENTORY]					0
[CURRENT-ASSETS]				5,962,519
[PP&E]					5,654,050
[DEPRECIATION]				1,890,769
[TOTAL-ASSETS]				10,164,646
[CURRENT-LIABILITIES]			2,133,198
[BONDS]					0
[COMMON]					20000
[PREFERRED-MANDATORY]			0
[PREFERRED]					0
[OTHER-SE]					3,453,174
[TOTAL-LIABILITY-AND-EQUITY]		10,164,646
[SALES]					11,085,259
[TOTAL-REVENUES]				11,957,570
[CGS]						0
[TOTAL-COSTS]				10,255,974
[OTHER-EXPENSES]				0
[LOSS-PROVISION]				0
[INTEREST-EXPENSE]			344,202
[INCOME-PRETAX]				1,357,394
[INCOME-TAX]				51,843
[INCOME-CONTINUING]			1,305,551
[DISCONTINUED]				0
[EXTRAORDINARY]				0
[CHANGES]					0
[NET-INCOME]				1,305,551
[EPS-PRIMARY]				.08
[EPS-DILUTED]				.08