Form 10-Q
period 1999-03-31
INTERWEST MEDICAL CORP
filed 1999-05-17
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                        --------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 1999 Commission File No. 2-82655
                            --------------                     -------

                          INTERWEST MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                    75-1864474
--------------------------------          ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 Arlington Heights Professional Office Building
              3221 Hulen Street, Suite C, Fort Worth, TX 76107-6193
              -----------------------------------------------------
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (817)731-2743
                                                           -------------

                                 Not Applicable
            --------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                            ---                     ---

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

                                (Not Applicable)

                       Yes   X                  No
                            ---                     ---

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 14,192,861 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              March 31,                December 31,
                                                                                1999                      1998
                                                                             -----------               -----------
                                                                             (unaudited)
                  ASSETS
CURRENT ASSETS
     Cash                                                                    $   398,527               $   460,329
     Investments available for sale                                            3,344,459                 3,230,320
     Accounts receivable - trade                                               2,172,040                 2,108,315
     Prepaid expenses and other
         receivables                                                             122,303                   116,300
     Deferred tax asset                                                          247,449                    47,255
                                                                             -----------               -----------

              Total current assets                                             6,284,778                 5,962,519
                                                                             -----------               -----------

REAL ESTATE DEVELOPMENT AND
     CONSTRUCTION COSTS                                                            7,113                     7,113
                                                                             -----------               -----------

PROPERTY AND EQUIPMENT, at cost
     Land                                                                        214,681                   214,681
     Buildings and improvements                                                3,828,936                 3,789,419
     Equipment and furniture                                                   1,127,710                 1,117,081
     Oil and gas properties (successful
         effort method of accounting)                                            532,869                   532,869
                                                                             -----------               -----------

                                                                               5,704,196                 5,654,050
     Less accumulated depreciation                                             1,970,907                 1,890,769
                                                                             -----------               -----------

                                                                               3,733,289                 3,763,281
                                                                             -----------               -----------
OTHER ASSETS
     Cash escrow accounts                                                         34,914                    31,713
     Deferred financing costs, net                                               400,020                   400,020
                                                                             -----------               -----------

                                                                                 434,934                   431,733
                                                                             -----------               -----------

TOTAL ASSETS                                                                 $10,460,114               $10,164,646
                                                                             ===========               ===========

  LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                    $   120,522               $   120,522
     Accounts payable                                                          1,209,438                 1,260,371
     Accrued liabilities                                                         558,538                   709,402
     Income taxes payable                                                        306,632                    42,903
                                                                             -----------               -----------

                  Total current liabilities                                    2,195,130                 2,133,198
                                                                             -----------               -----------

LONG-TERM DEBT                                                                 4,542,719                 4,558,274
                                                                             -----------               -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001
         authorized 50,000,000 shares;
         issued 20,000,000 shares                                                 20,000                    20,000
     Additional paid-in capital                                                4,798,745                 4,798,745
     Retained earnings                                                           646,357                     8,235
     Accumulated other
         comprehensive income                                                   (885,163)                 (496,552)
                                                                             -----------               -----------

                                                                               4,579,939                 4,330,428
     Less shares held in the Treasury
         1999 5,807,139 shares
         1998 5,804,339 shares                                                   857,674                   857,254
                                                                             -----------               -----------

                                                                               3,722,265                 3,473,174
                                                                             -----------               -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                    $10,460,114               $10,164,646
                                                                             ===========               ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------
                                                                                 1999                    1998
                                                                             -----------             -----------
Net patient service
   revenue                                                                   $ 2,770,073             $ 2,898,459
Other revenue                                                                     27,426                  30,664
                                                                             -----------             -----------

       Total revenue                                                           2,797,499               2,929,123

COSTS and EXPENSES
   Professional care
     of patients                                                               1,468,314               1,419,361
   General services                                                              523,286                 483,060
   Administrative
     services                                                                    399,461                 460,924
   Other costs                                                                     6,696                  10,202
   Depreciation,
     depletion and
     amortization                                                                 80,138                  69,790
                                                                             -----------             -----------

       Income from
         operations                                                              319,604                 485,786

OTHER INCOME
   (EXPENSES)
     Interest income                                                               3,126                   6,549
     Interest expense                                                            (91,650)                (95,668)
     Gain on sale
       of investments                                                            735,771                 252,401
                                                                             -----------             -----------

       Income before
         taxes on income                                                         966,851                 649,068
     Provision for
       income taxes                                                              328,729                 -
                                                                             -----------             -----------

       Net income                                                                638,122                 649,068

OTHER COMPREHENSIVE
   INCOME
     Unrealized losses
       on securities                                                            (388,611)                 (5,505)
                                                                             -----------             -----------

       Comprehensive
         Income                                                              $   249,511             $   643,563
                                                                             ===========             ===========


Per share of common stock
   Weighted average
     number of shares
     outstanding                                                             $14,194,728             $16,819,961
                                                                             ===========             ===========

Net income
     per share                                                               $      0.04             $      0.04
                                                                             ===========             ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              ----------------------------------
                                                                                 1999                    1998
                                                                              ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                          $   15,399              $  207,215

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for acquisition of property                                          (50,146)                (36,222)
   Purchase of investments                                                    (4,408,404)             (1,271,289)
   Proceeds from sale of investments                                           4,397,324               1,008,208
                                                                              ----------              ----------

       Net cash used
         in investing activities                                                 (61,226)               (299,303)

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock                                                       (420)                    -
   Payments on borrowings                                                        (15,555)                (31,499)
   Financing costs paid                                                            -                    (146,361)
                                                                              ----------              ----------

       Net cash used
         in financing activities                                                 (15,975)               (177,860)
                                                                              ----------              ----------

       Net change in cash                                                        (61,802)               (269,948)

CASH, beginning of period                                                        460,329               1,458,281
                                                                              ----------              ----------

CASH, end of period                                                           $  398,527              $1,188,333
                                                                              ==========              ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999, and its results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 1999, and the related condensed consolidated statements of operations and comprehensive income for the three month periods ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 11, 1999

                               PART I - EXHIBIT I

Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $6,284,778 and total assets were $10,460,114 at March 31, 1999 as compared to $5,962,519 current assets and $10,164,646 total assets at December 31, 1998. Current liabilities were $2,195,130 at March 31, 1999 as compared to $2,133,198 at December 31, 1998.


Results of Operations

For the Three Months Ended March 31, 1999, operating revenue was $2,797,499; costs and expenses were $2,477,895, net income was $638,122 and interest income was $3,126, as compared to the Three Months Ended March 31, 1998, operating revenue of $2,929,123, costs and expenses of $2,443,337, net income of $649,068 and interest income of $6,549.


Cash Flows

For the Three Months Ended March 31, 1999, cash flows from operating activities were $15,399, cash flows from investing activities were ($61,226), cash flows from financing activities were ($15,975), net decrease in cash was ($61,802), cash at the beginning of the period was $460,329, and cash at the end of the period was $398,527 as compared to the Three Months Ended March 31, 1998, to cash flows from operating activities of $207,215, cash flows from investing activities of ($299,303), cash flows from financing activities of ($177,860), net decrease in cash of $269,948, cash at the beginning of the period of $1,458,281 and cash at the end of the period of $1,188,333.

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

              (a) Exhibit 27 - Financial Data Schedule

              (b) None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

                                               INTERWEST MEDICAL CORPORATION



                                               By: /s/ ARCH B. GILBERT
                                                  -----------------------------
                                                   Arch B. Gilbert, President,
                                                   Chief Executive Officer,
                                                   Chief Financial Officer, and
                                                   Chief Accounting Officer

Date:    May 15, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    27              Financial Data Schedule