Form 10-Q
period 1999-06-30
INTERWEST MEDICAL CORP
filed 1999-08-16
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999  Commission File No. 2-82655

                          INTERWEST MEDICAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                               75-1864474
----------------------------         ------------------------------------
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

                  Yes   X                                No
                     ------                                 ------

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

                                (Not Applicable)

                  Yes   X                                No
                     ------                                 ------

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 14,188,861 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999, and its results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 1999, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 11, 1999

570

                               PART I - EXHIBIT I

                      INTERWEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,         December 31,
                                                                                      1999               1998
                                                                                  ------------       ------------
                                                                                  (unaudited)
                                  ASSETS
CURRENT ASSETS
      Cash                                                                        $  1,659,035       $    460,329
      Investments available for sale                                                 2,374,175          3,230,320
      Accounts receivable - trade                                                    2,409,036          2,108,315
      Prepaid expenses                                                                  64,397            116,300
      Deferred tax asset                                                               283,406             47,255
                                                                                  ------------       ------------

              Total current assets                                                   6,790,049          5,962,519
                                                                                  ------------       ------------

REAL ESTATE DEVELOPMENT AND CONSTRUCTION COSTS                                           7,113              7,113
                                                                                  ------------       ------------

PROPERTY AND EQUIPMENT, at cost
      Land                                                                             214,681            214,681
      Buildings and improvements                                                     3,838,788          3,789,419
      Equipment and furniture                                                        1,191,714          1,117,081
      Oil and gas properties (successful efforts method of accounting)                 539,949            532,869
                                                                                  ------------       ------------

                                                                                     5,785,132          5,654,050
      Less accumulated depreciation                                                  2,105,696          1,890,769
                                                                                  ------------       ------------

                                                                                     3,679,436          3,763,281
                                                                                  ------------       ------------
OTHER ASSETS
      Cash escrow accounts                                                              38,115             31,713
      Deferred financing costs, net                                                    400,020            400,020
                                                                                  ------------       ------------

                                                                                       438,135            431,733
                                                                                  ------------       ------------

TOTAL ASSETS                                                                      $ 10,914,733       $ 10,164,646
                                                                                  ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt                                        $    120,522       $    120,522
      Accounts payable                                                               1,221,713          1,260,371
      Accrued liabilities                                                              562,262            709,402
      Income taxes payable                                                             345,755             42,903
                                                                                  ------------       ------------

              Total current liabilities                                              2,250,252          2,133,198
                                                                                  ------------       ------------

LONG-TERM DEBT                                                                       4,532,050          4,558,274
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 20,000,000 shares                        20,000             20,000
      Additional paid-in capital                                                     4,798,745          4,798,745
      Retained earnings                                                                722,300              8,235
      Accumulated other comprehensive income                                          (550,140)          (496,552)
                                                                                  ------------       ------------

                                                                                     4,990,905          4,330,428
      Less shares held in the treasury
          1999 - 5,811,139 shares; 1998 - 3,458,339 shares                             858,474            857,254
                                                                                  ------------       ------------

                                                                                     4,132,431          3,473,174
                                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,914,733       $ 10,164,646
                                                                                  ============       ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                              June 30,
                                              -------------------------------       -------------------------------
                                                  1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------

Net patient service revenue                   $  2,778,052       $  2,685,805       $  5,548,125       $  5,584,264
Other revenue                                       19,752             32,293             47,178             62,957
                                              ------------       ------------       ------------       ------------

         Total revenue                           2,797,804          2,718,098          5,595,303          5,647,221

COSTS AND EXPENSES
     Professional care of patients               1,487,116          1,512,932          2,955,430          2,932,293
     General services                              540,429            492,846          1,063,715            975,906
     Administrative services                       433,324            360,935            832,785            821,859
     Other costs                                    13,105             13,403             19,801             23,605
     Depreciation, depletion
         and amortization                           79,789             77,726            159,927            147,516
                                              ------------       ------------       ------------       ------------

         Income from operations                    244,041            260,256            563,645            746,042

OTHER INCOME (EXPENSES)
     Interest income                                 8,348             11,979             11,474             18,528
     Interest expense                              (94,316)           (88,734)          (185,966)          (184,402)
     Gain on sale of investments                   (43,007)           115,794            692,764            368,195
                                              ------------       ------------       ------------       ------------

         Income before
            taxes on income                        115,066            299,295          1,081,917            948,363

     Provision for income taxes                     39,123                 --            367,852                 --
                                              ------------       ------------       ------------       ------------

         Net income                                 75,943            299,295            714,065            948,363

     Other comprehensive income
         Unrealized losses
            on securities                          335,023           (289,987)           (53,588)          (295,492)
                                              ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME                          $    410,966       $      9,308       $    660,477       $    652,871
                                              ============       ============       ============       ============

Per share of common stock
     Weighted average number
         of shares outstanding                  14,190,861         16,698,013         14,192,795         16,758,987
                                              ============       ============       ============       ============

Net income per share                          $       0.01       $       0.02       $       0.05       $       0.06
                                              ============       ============       ============       ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  Six Months Ended
                                                                      June 30,
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $   (218,329)      $    395,445


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investments                      7,378,286          1,665,368
      Payments for acquisition of property                    (131,082)          (264,702)
      Net changes in escrow accounts                            (6,402)            (6,402)
      Purchase of investments                               (5,796,323)        (2,461,868)
                                                          ------------       ------------

           Net cash provided by
                (used in) investing activities               1,444,479         (1,067,604)


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                (1,220)           (59,797)
      Payments on borrowings                                   (26,224)           (35,099)
      Financing costs paid                                          --           (146,361)
                                                          ------------       ------------

           Net cash used in
                financing activities                           (27,444)          (241,257)
                                                          ------------       ------------

           Net increase (decrease) in cash                   1,198,706           (913,416)

CASH, beginning of period                                      460,329          1,458,281
                                                          ------------       ------------

CASH, end of period                                       $  1,659,035       $    544,865
                                                          ============       ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements.

Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $6,790,049 and total assets were $10,914,733 at June 30, 1999 as compared to $5,962,519 current assets and $10,164,646 total assets at December 31, 1998. Current liabilities were $2,250,252 at June 30, 1999 as compared to $2,133,198 at December 31, 1998.


Results of Operations

For the Three Months Ended June 30, 1999, operating revenue was $2,797,804; costs and expenses were $2,553,763, net income was $75,943 and interest income was $8,348, as compared to the Three Months Ended June 30, 1998, operating revenue of $2,718,098, costs and expenses of $2,457,842, net income of $229,295 and interest income of $11,979.


Cash Flows

For the Six Months Ended June 30, 1999, cash flows from operating activities were ($218,329), cash flows from investing activities were $1,444,479, cash flows from financing activities were ($27,444), net increase in cash was $1,198,706, cash at the beginning of the period was $460,329, and cash at the end of the period was $1,659,035 as compared to the Six Months Ended June 30, 1998, to cash flows from operating activities of $395,445, cash flows from investing activities of ($1,067,604), cash flows from financing activities of ($241,257), net decrease in cash of ($913,416), cash at the beginning of the period of $1,458,281 and cash at the end of the period of $544,865.

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

                                        INTERWEST MEDICAL CORPORATION



                                        By: /s/ ARCH B. GILBERT
                                            -----------------------------------
                                        Arch B. Gilbert, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer, and
                                        Chief Accounting Officer

Date:  August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
27                            Financial Data Schedule