Form 10-Q
period 1999-09-30
INTERWEST MEDICAL CORP
filed 1999-11-12
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999  Commission File No. 2-82655
                  ------------------                      -------

                         INTERWEST MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                        75-1864474
---------------------------------           ------------------------------------
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

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(Not Applicable)

                              Yes [X]      No [ ]

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,184,861 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999, and its results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 1999 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 1999, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated, March 18, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 8, 1999

                      INTERWEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,   December 31,
                                                                            1999            1998
                                                                        ------------    ------------
                                                                         (unaudited)
                                ASSETS
CURRENT ASSETS
      Cash                                                              $  3,422,777    $    460,329
      Investments available for sale                                         958,952       3,230,320
      Accounts receivable - trade                                          2,193,049       2,108,315
      Prepaid expenses                                                        57,113         116,300
      Deferred tax asset                                                     113,070          47,255
                                                                        ------------    ------------

              Total current assets                                         6,744,961       5,962,519
                                                                        ------------    ------------

REAL ESTATE DEVELOPMENT AND CONSTRUCTION COSTS                                 7,113           7,113
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost
      Land                                                                   214,681         214,681
      Buildings and improvements                                           3,838,788       3,789,419
      Equipment and furniture                                              1,284,171       1,117,081
      Oil and gas properties (successful effort method of accounting)        539,949         532,869
                                                                        ------------    ------------

                                                                           5,877,589       5,654,050
      Less accumulated depreciation                                        2,153,710       1,890,769
                                                                        ------------    ------------

                                                                           3,723,879       3,763,281
                                                                        ------------    ------------
OTHER ASSETS
      Cash escrow accounts                                                    41,316          31,713
      Deferred financing costs, net                                          400,020         400,020
                                                                        ------------    ------------

                                                                             441,336         431,733
                                                                        ------------    ------------

TOTAL ASSETS                                                            $ 10,917,289    $ 10,164,646
                                                                        ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt                              $    120,522    $    120,522
      Accounts payable                                                     1,176,219       1,260,371
      Accrued liabilities                                                    436,255         709,402
      Income taxes payable                                                   282,293          42,903
                                                                        ------------    ------------

              Total current liabilities                                    2,015,289       2,133,198
                                                                        ------------    ------------

LONG-TERM DEBT                                                             4,453,724       4,558,274
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 20,000,000 shares              22,000          20,000
      Additional paid-in capital                                           4,956,745       4,798,745
      Retained deficit                                                       599,111           8,235
      Notes receivable from shareholder                                     (160,000)
      Accumulated other comprehensive income                                (110,306)       (496,552)
                                                                        ------------    ------------

                                                                           5,307,550       4,330,428
      Less shares held in the treasury
          1999,  5,815,139 shares; 1998, 3,570,839 shares                    859,274         857,254
                                                                        ------------    ------------

                                                                           4,448,276       3,473,174
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 10,917,289    $ 10,164,646
                                                                        ============    ============




See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         1999            1998            1999            1998
                                     ------------    ------------    ------------    ------------
Net patient service revenue          $  2,724,678    $  2,820,197    $  8,272,803    $  8,404,461
Other revenue                              33,785          36,231          80,963          99,188
                                     ------------    ------------    ------------    ------------

            Total revenue               2,758,463       2,856,428       8,353,766       8,503,649

COSTS AND EXPENSES
     Professional care of patients      1,626,824       1,635,345       4,582,254       4,567,638
     General services                     585,027         553,644       1,648,742       1,529,550
     Administrative services              347,276         346,882       1,180,061       1,168,741
     Other costs                          133,086          16,090         152,887          39,695
     Depreciation, depletion
         and amortization                  48,014          83,539         207,941         231,055
                                     ------------    ------------    ------------    ------------

            Income from operations         18,236         220,928         581,881         966,970

OTHER INCOME (EXPENSES)
     Interest income                       31,253           5,274          42,727          23,802
     Interest expense                     (80,951)        (88,335)       (266,917)       (272,737)
     Gain (loss) on
         sale of investments             (155,189)         27,778         537,575         395,973
                                     ------------    ------------    ------------    ------------

            Income (loss) before
                taxes on income          (186,651)        165,645         895,266       1,114,008

     Provision (benefit)
         for income taxes                 (63,462)             --         304,390              --
                                     ------------    ------------    ------------    ------------

            Net income (loss)            (123,189)        165,645         590,876       1,114,008

OTHER
     COMPREHENSIVE INCOME
         Unrealized losses
            on securities                 439,834        (628,525)        386,246        (924,017)
                                     ------------    ------------    ------------    ------------

            Comprehensive income     $    316,645    ($   462,880)   $    977,122    $    189,991
                                     ============    ============    ============    ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                 ----------------------------   ----------------------------
                                     1999            1998           1999            1998
                                 ------------    ------------   ------------    ------------
Per share of common stock
     Weighted average number
         of shares outstanding     16,188,528      16,485,411     14,858,484     16,721,487
                                 ============    ============   ============   ============

Net income (loss) per share      ($      0.01)   $       0.01   $       0.04   $       0.07
                                 ============    ============   ============   ============



See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES               $    172,788    $    945,246


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investments               9,682,051       1,836,640
      Purchase of marketable securities              (6,552,679)     (3,316,189)
      Payments for acquisition of property             (223,539)       (413,128)
      Net changes in escrow accounts                     (9,603)         (9,603)
                                                   ------------    ------------

           Net cash used in investing activities      2,896,230      (1,902,280)


CASH FLOWS FROM FINANCING ACTIVITIES
      Financing costs paid                                   --        (146,361)
      Purchase of treasury stock                         (2,020)        (87,419)
      Payments on borrowings                           (104,550)        (39,099)
                                                   ------------    ------------

           Net cash used in financing activities       (106,570)       (272,879)
                                                   ------------    ------------

           Net change in cash                         2,962,448      (1,229,913)

CASH, beginning of period                               460,329       1,458,281
                                                   ------------    ------------

CASH, end of period                                $  3,422,777    $    228,368
                                                   ============    ============



See Accompanying Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $6,744,961 and total assets were $10,917,289 at September 30, 1999 as compared to $5,962,519 current assets and $10,164,646 total assets at December 31, 1998. Current liabilities were $2,015,289 at September 30, 1999 as compared to $2,133,198 at December 31, 1998.

Results of Operations

For the Three Months Ended September 30, 1999, operating revenue was $2,758,463; costs and expenses were $2,740,227, net loss was ($123,189) and interest income was $31,253, as compared to the Three Months Ended September 30, 1998, operating revenue of $2,856,428, costs and expenses of $2,635,500, net income of $165,645 and interest income of $5,274.

For the Nine Months Ended September 30, 1999, operating revenue was $8,353,766; costs and expenses were $7,771,885, net income was $590,876 and interest income was $42,727, as compared to the Nine Months Ended September 30, 1998, operating revenue of $8,503,649, costs and expenses of $7,536,679, net income of $1,114,008 and interest income of $23,802.

Cash Flows

For the Nine Months Ended September 30, 1999, cash flows from operating activities were $172,788, cash flows from investing activities were $2,896,230, cash flows from financing activities were ($106,570), net increase in cash was $2,962,448, cash at the beginning of the period was $460,329, and cash at the end of the period was $3,422,777 as compared to the Nine Months Ended September 30, 1998, to cash flows from operating activities of $945,246, cash flows from investing activities of ($1,902,280), cash flows from financing activities of ($272,879), net decrease in cash of ($1,229,913), cash at the beginning of the period of $1,458,281 and cash at the end of the period of $228,368.

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

                                       /s/   ARCH B. GILBERT

                                       By:
                                             Arch B. Gilbert, President,
                                             Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Chief Accounting Officer

Date:    November 9, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule