Form 10-K
period 1999-12-31
INTERWEST MEDICAL CORP
filed 2000-03-30
CIK 717197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
              Ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition
              Period From                  to               .
                          ----------------    --------------

              Commission file number              No. 0-11881
                                               -----------------

                          INTERWEST MEDICAL CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                              75-1864474
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3221 Hulen Street, Suite C
Fort Worth, Texas                                                76107-6193
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (817)731-2743
                                                    -------------

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

---------

     As of December 31, 1999, the aggregate market value of the 9,888,860 shares of voting Common Stock held by non-affiliates of the Company was approximately $2,472,215 based on the average bid and asked price on that date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

                                                    Shares Outstanding
              Class                                as of March 14, 2000
         ----------------                          --------------------
         Common Stock,
         $0.001 Par Value                               16,183,861

                       DOCUMENTS INCORPORATED BY REFERENCE

(a)  Prospectus dated June 6, 1983 - incorporated by reference in Part I.

(b)  Exhibits to the Registration Statement No. 2-82655 on Form S-18 - Part IV.

(c)  Form 8-K, dated July 2, 1990.

                                    FORM 10-K

                          INTERWEST MEDICAL CORPORATION

                                     PART I

Item 1.   Business.

     InterWest Medical Corporation (the "Company") was incorporated under the laws of the State of Oklahoma on March 3, 1983. The principal office and place of business of the Company is located at Suite C, 3221 Hulen Street, Fort Worth, Texas 76107-6193. Its telephone number is (817) 731-2743.

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

Item 2.   Properties.

     The Company owns and operates a 156-bed skilled nursing home located on a nine acre parcel of land in Colton, California. At December 31, 1999, the Company had an undepreciated cost of $5,294,002 in such facility, including equipment and furniture. In 1999, the Company had an operating income of $704,399.

Item 3.   Legal Proceedings.

     In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999, except for the election of directors at the annual meeting of shareholders.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
          Matters.

     The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

         Period                     Low Bid                   High Bid
         ------                     -------                   --------
         1st Quarter, 1998          $0.1500                   $0.1700
         2nd Quarter, 1998          $0.1600                   $0.1800
         3rd Quarter, 1998          $0.1500                   $0.1800
         4th Quarter, 1998          $0.1600                   $0.1800

         1st Quarter, 1999          $0.1500                   $0.2200
         2nd Quarter, 1999          $0.1870                   $0.3700
         3rd Quarter, 1999          $0.1400                   $0.1900
         4th Quarter, 1999          $0.1400                   $0.2200

     As of March 14, 2000, the approximate number of holders of Common Stock was 1,835. No cash dividends had been paid as of December 31, 1999, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

     The following table sets forth certain summary financial information concerning the Company.

                                          Year Ended December 31,
                                   1999             1998             1997
                               ------------     ------------     ------------
Operating Revenues             $ 11,295,408     $ 11,316,121     $ 10,123,168

Net income (loss)              $  1,657,032     $  1,305,551     $    609,112

Total Assets                   $ 13,247,657     $ 10,137,541     $  9,522,248

Long-term debt                 $  4,435,560     $  4,558,274     $  4,530,234

Earnings Per Common share:     $       0.11     $       0.08     $       0.04

Cash dividends declared        $       0.00     $       0.00     $       0.00

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

     During the year 1999, the Company's cash increased from $460,329 at the beginning of the year to $947,420 at the end of the year. Accordingly, there was an increase in cash of $487,091. This increase was caused by net cash provided by investing activities.

     The Company is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

     In the Company's view, its short-term liquidity and short-term capital resources will be sufficient to cover its cash needs up to 12 months into the future. The Company does not presently anticipate material capital expenditures. The Company does not have any significant balloon payments. The Company's long-term debt consists of a mortgage loan bearing interest at the rate of 7 3/8% and is payable in monthly installments of $30,778.00. It is anticipated that these payments will be made from revenues received by the operation of the Company's nursing home.

     (b)  Results of Operations:

     Operating profit for 1997 was $987,934, as compared to an operating profit of $360,059 for 1996. The increase in profit was attributable to larger revenues from the Company's long-term health care facility. Net income was $609,112 in 1997 as compared to a net loss of ($49,282) in 1996.

     Operating profit for 1998, was $1,060,147, as compared to an operating profit of $987,934 for 1997. The increase in profit was attributable to larger revenues from the Company's long-term care facility. Net income was $1,305,551 in 1998, as compared to net income of $609,112 in 1997.

     Operating profit for 1999 was $704,399, as compared to operating profit of $1,060,147 for 1998. The decrease in operating income was attributable to an increase in costs of administrative services and other costs. Net income in 1999 was $1,657,032, as compared to $1,305,551 in 1998. The increase was attributable to an increase in Other Income.

     (c)  Effects of Inflation:

     The Company is of the view that inflation did not affect its operations in 1999 and should not in 2000.

Item 8.   Financial Statements and Supplementary Data.

                                                                        Page No.
                                                                        -------
Independent Auditors Report                                                   7

Consolidated Balance Sheets
December 31, 1999 and 1998                                                    8

Consolidated Statements of
Operations and Comprehensive
Income for the Years Ended
December 31, 1999, 1998 and 1997                                             10

Consolidated Statements of
Stockholders' Equity for Years Ended
December 31, 1999, 1998 and 1997                                             11

Consolidated Statements of
Cash Flows for the Years
Ended December 1999, 1998 and 1997                                           12

Notes to Consolidated
Financial Statements                                                         14

Schedule II - Valuation
and Qualifying Accounts                                                      25

Supplemental Information                                                     26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1999.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 3, 2000
3392

                         INTERWEST MEDICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                1999             1998
                                                            ------------     ------------
                      ASSETS

CURRENT ASSETS
      Cash, including interest bearing accounts,
         1999 $860,807; 1998 $282,940                       $    947,420     $    460,329
      Accounts receivable - trade, net of allowance for
         doubtful accounts, 1999 $71,688; 1998 $58,495         2,436,376        2,108,315
      Investments available for sale                                  --        3,230,320
      Investments - trading                                    5,667,540               --
      Prepaid expenses and other receivables                      65,006          123,413
      Deferred tax asset                                              --           20,150
                                                            ------------     ------------
             Total current assets                              9,116,342        5,942,527

PROPERTY AND EQUIPMENT, at cost
      Land                                                       294,354          214,681
      Buildings and improvements                               3,958,924        3,789,419
      Equipment and furniture                                  1,040,724        1,117,081
      Oil and gas properties
         (successful efforts method of accounting)               414,150          532,869
                                                            ------------     ------------
                                                               5,708,152        5,654,050
      Less accumulated depreciation and depletion              2,009,519        1,890,769
                                                            ------------     ------------
                                                               3,698,633        3,763,281
OTHER ASSETS
      Cash escrow accounts                                        45,337           31,713
      Deferred financing costs, net                              387,345          400,020
                                                            ------------     ------------
                                                                 432,682          431,733
                                                            ------------     ------------
TOTAL ASSETS                                                $ 13,247,657     $ 10,137,541
                                                            ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         INTERWEST MEDICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998


                                                                       1999             1998
                                                                   ------------     ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                          $    123,544     $    120,522
     Accounts payable                                                 1,368,813        1,260,479
     Accrued salaries                                                   672,640          709,294
     Income taxes payable                                               774,346           15,798
     Deferred tax liability - current                                    70,540               --
                                                                   ------------     ------------
             Total current liabilities                                3,009,883        2,106,093

DEFERRED TAX LIABILITY                                                   37,626               --

LONG-TERM DEBT                                                        4,435,560        4,558,274

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001,
         authorized 50,000,000 shares;
         issued 22,000,000 shares                                        22,000           20,000
     Additional paid-in capital                                       5,096,745        4,798,745
     Retained earnings                                                1,665,267            8,235
     Accumulated other comprehensive income, net
         of tax effect of $47,255 in 1998                                    --         (496,552)
                                                                   ------------     ------------
                                                                      6,784,012        4,330,428
     Less:
         Cost of shares held in the treasury,
             1999 - 5,816,139 shares; 1998 - 5,804,339 shares           859,424          857,254
         Notes receivable - officer                                     160,000               --
                                                                   ------------     ------------
                                                                      1,019,424          857,254
                                                                   ------------     ------------
                                                                      5,764,588        3,473,174
                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 13,247,657     $ 10,137,541
                                                                   ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999             1998             1997
                                                        ------------     ------------     ------------
REVENUES
     Patient service revenue                            $ 11,174,046     $ 11,085,259     $  9,773,756
     Other revenue                                           121,362          230,862          349,412
                                                        ------------     ------------     ------------
            Total revenue                                 11,295,408       11,316,121       10,123,168

COSTS AND EXPENSES
     Professional care of patients                         6,159,646        6,069,402        5,413,364
     General services                                      2,154,722        2,008,394        1,822,532
     Administrative services                               1,923,349        1,776,102        1,352,709
     Other costs                                              85,593          148,505          220,938
     Depreciation, depletion
        and amortization                                     267,699          253,571          325,691
                                                        ------------     ------------     ------------
                                                             704,399        1,060,147          987,934
OTHER INCOME (EXPENSES)
     Gain on sale of securities                            2,192,307          603,753               --
     Interest income                                          73,239           37,696          122,045
     Interest expense                                       (408,304)        (344,202)        (500,867)
                                                        ------------     ------------     ------------
            Income before taxes on income                  2,561,641        1,357,394          609,112

Provision for income taxes                                   904,609           51,843               --
                                                        ------------     ------------     ------------
            Net income                                     1,657,032        1,305,551          609,112

Other comprehensive income, net of tax
     Unrealized holding gains on securities                  851,352          220,038         (147,190)
     Reclassification adjustment for
        gains included in net income                        (354,800)        (569,400)              --
                                                        ------------     ------------     ------------
            Comprehensive income                        $  2,153,584     $    956,189     $    461,922
                                                        ============     ============     ============
Weighted averages shares outstanding                      15,689,508       16,205,378       16,954,926
                                                        ============     ============     ============
Earnings per common share -
     basic and diluted                                  $       0.11     $       0.08     $       0.04
                                                        ============     ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                                                          Income
                                                                                       (Unrealized
                                                                                         Holding
                                                                                       Gains/Losses
                                   Common Stock                                        on Securities
                            --------------------------     Additional     Retained       Available
                             Number of         Par          Paid-in       Earnings       for Sale)         Treasury
                              Shares          Value         Capital       (Deficit)     Net of Tax          Stock
                            -----------    -----------    -----------    -----------  --------------     -----------
BALANCE,
   December 31, 1996         20,000,000    $    20,000    $ 4,798,745    $(1,906,428)    $        --     $  (332,524)
     Net income                      --             --             --        609,112              --              --
     Purchase of 297,075
       shares of
       common stock                  --             --             --             --              --         (36,571)
     Other compre-
       hensive income                --             --             --             --        (147,190)             --
                            -----------    -----------    -----------    -----------     -----------     -----------

BALANCE,
   December 31, 1997         20,000,000         20,000      4,798,745     (1,297,316)       (147,190)       (369,095)

     Net income                      --             --             --      1,305,551              --              --
     Purchase of
       2,624,300 shares
       of common stock               --             --             --             --              --        (488,159)
     Other compre-
       hensive income                --             --             --             --        (349,362)             --
                            -----------    -----------    -----------    -----------     -----------     -----------

BALANCE,
     December 31, 1998       20,000,000         20,000      4,798,745          8,235        (496,552)       (857,254)

     Net income                      --             --             --      1,657,032              --              --
     Issuance of
       common stock           2,000,000          2,000        298,000             --              --              --
     Purchase of
       11,800 shares
       of common stock               --             --             --             --              --          (2,170)
     Other compre-
       hensive income                --             --             --             --         496,552              --
                            -----------    -----------    -----------    -----------     -----------     -----------

BALANCE,
     December 31, 1999       22,000,000    $    22,000    $ 5,096,745    $ 1,665,267     $        --     $  (859,424)
                            ===========    ===========    ===========    ===========     ===========     ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999             1998             1997
                                                        ------------     ------------     ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES
        Cash received from customers/patients           $ 10,944,141     $ 11,332,989     $  9,450,649
        Investment proceeds - trading securities          11,853,903               --               --
        Interest received                                     66,039           37,696          122,045
        Cash paid to suppliers and employees             (10,018,761)      (9,846,913)      (7,916,683)
        Investment purchases - trading securities        (16,562,491)              --               --
        Interest paid                                       (408,304)        (344,202)        (500,880)
        Income taxes paid                                    (65,000)          (8,940)              --
                                                        ------------     ------------     ------------
            Net cash provided by
               (used in) operating activities             (4,190,473)       1,170,630        1,155,131

CASH FLOWS FROM
     INVESTING ACTIVITIES
        Purchase of property and equipment                  (264,432)        (597,487)        (315,427)
        Proceeds from sale of assets                       9,682,051        3,849,990          659,873
        Purchase of investments                           (4,604,569)      (4,905,289)      (2,103,151)
        Mortgage escrow deposits, net                        (13,624)         (14,420)          17,682
                                                        ------------     ------------     ------------
            Net cash provided by
               (used in) investing activities              4,799,426       (1,667,206)      (1,741,023)

CASH FLOWS FROM
     FINANCING ACTIVITIES
        Financing costs paid                                      --         (146,361)              --
        Loan proceeds                                             --          168,000               --
        Payments on debt                                    (119,692)         (34,856)         (13,819)
        Purchase of treasury stock                            (2,170)        (488,159)         (36,571)
                                                        ------------     ------------     ------------
            Net cash used in financing activities           (121,862)        (501,376)         (50,390)
                                                        ------------     ------------     ------------
            Net increase (decrease) in cash                  487,091         (997,952)        (636,282)

CASH, beginning of period                                    460,329        1,458,281        2,094,563
                                                        ------------     ------------     ------------
CASH, end of period                                     $    947,420     $    460,329     $  1,458,281
                                                        ============     ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (continued)


                                                            1999             1998             1997
                                                        ------------     ------------     ------------
RECONCILIATION OF NET INCOME
     TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES

     Net income                                         $  1,657,032     $  1,305,551     $    609,112

     Adjustments to reconcile net income
        to net cash provided by
        operating activities

        Gain on sale of assets                            (2,192,307)        (603,753)         (78,775)
        Depreciation and amortization                        267,699          253,571          325,691
        Abandonments                                           4,056           86,835           14,575
        Stock issuance for compensation                      140,000               --               --
        Deferred taxes                                        81,061               --               --
        Changes in assets and liabilities
            Accounts receivable                             (328,061)         116,868         (593,744)
            Prepaid expenses
               and other receivables                          58,407          (56,135)          13,170
            Trading securities, net of transfer           (4,708,588)              --               --
            Real estate development costs                         --           26,469           88,000
            Accounts payable                                 108,334           64,082          687,668
            Accrued liabilities                              (36,654)         (65,761)          89,434
            Income taxes payable                             758,548           42,903               --
                                                        ------------     ------------     ------------
            Net cash provided by
               operating activities                     $ (4,190,473)    $  1,170,630     $  1,155,131
                                                        ============     ============     ============

NON-CASH INVESTING
     AND FINANCING ACTIVITIES

        In April 1999, the Company issued 2,000,000 shares of common stock to an officer for a note receivable of $160,000. The note bears interest at 6% annually, with interest payments due quarterly, beginning April 1, 2000. Principal is due at maturity, April 1, 2004.


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

     RECLASSIFICATIONS

          Certain reclassifications have been made to 1998 and 1997 captions to conform to the 1999 presentation.

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

       Prior to October 1, 1999, the Company classified all investment securities as available for sale. Effective October 1, 1999, all investment securities were transferred to the trading category.

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

     FINANCIAL INSTRUMENTS

       Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see Note
       2. The fair value of debt is estimated as its carrying value at December 31, 1999 and 1998, based upon current interest rates of similar debt which approximates the Company's mortgage interest rate.

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

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     EARNINGS PER COMMON SHARE

       The Company has adopted Statement No. 128, Earnings Per Share, issued by the Financial Standards Accounting Board. Adoption of Statement No. 128 had no effect upon 1999, 1998 or 1997 earnings per share computations.

       Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share have not been presented for 1997 since the inclusion of potential common stock would be antidilutive. The Company had no potential common shares outstanding in 1998. In 1999, the effect of dilutive potential common shares was immaterial.

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


NOTE 2.   INVESTMENT SECURITIES

       Investment securities consist entirely of equity securities.

       The cost and market values of investment securities available for sale at December 31, 1999 and 1998 were:

                                            1999             1998
                                        ------------     ------------
Market value                            $         --     $  3,230,320
Amortized cost                                    --        3,774,127
                                        ------------     ------------

Net unrealized gain (loss)              $         --     $   (543,807)
                                        ============     ============

       Gross unrealized gains and losses of securities available for sale at December 31 were:

                                            1999             1998
                                        ------------     ------------
Gross unrealized gains                  $         --     $    469,966
Gross unrealized losses                           --       (1,013,773)
                                        ------------     ------------

Net unrealized gain (loss)              $         --     $   (543,807)
                                        ============     ============

     The Company had no sale of securities in 1997. Realized sales of available for sale securities in 1999 and 1998 are summarized as follows:

                                            1999              1998
                                        ------------      ------------
Proceeds from sale                      $  9,682,051      $  3,789,170
Gross realized gains                       1,103,775           634,160
Gross realized losses                       (566,200)          (64,760)

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   INVESTMENT SECURITIES - CONTINUED

    Included in gain on sale of investments for 1999 is $279,158 of unrealized gain on trading securities still held at December 31, 1999. Effective October 1, 1999, the Company's investment securities, previously classified as available for sale were transferred to the trading category. Unrealized losses at that date of $223,376 have been recognized in the accompanying 1999 financial statements.


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

    No options were issued in 1998. A summary of the status of the Company's stock options for 1999 is as follows:

                                                                       Weighted
                                                                       Average
                                                  Shares               Exercise
                                                   (000)                Price
                                                  -------              ---------
       Outstanding, beginning                        --                $    --
           Granted                                  1,500                    .15
           Exercised                                 --                     --
           Forfeited                                 --                     --
                                                  -------              ---------
       Outstanding, ending                          1,500                    .15
                                                  =======
       Options exercisable at year end              1,500                    .15
                                                  =======

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   CAPITAL STOCK - CONTINUED

       Weighted average fair value of
           options granted during the year                            $     .13
                                                                      =========

     At December 31, 1999, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 9.25 years.

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date, the Company's net income and income per share for 1999 would have been $1,528,332 and $0.10, respectively.

     Compensation cost under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 5 years; expected volatility of 138.25% and a risk-free interest rate of 6.0%.


NOTE 4.   RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999, 1998 and 1997, Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $141,700, $61,000, and $5,000, respectively, for legal services rendered.

     During the years ended December 31, 1999, 1998 and 1997, the above corporation was reimbursed $35,352, $29,400, and $37,126, respectively, for expenses incurred on behalf of the Company.


NOTE 5.   FEDERAL INCOME TAXES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1997. Adoption of this standard did not materially impact the Company's consolidated financial statements.

     The Company had no income tax provision in 1997, and no significant differences between the tax provisions and the amounts computed using statutory rates.

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   FEDERAL INCOME TAXES - CONTINUED

     The Company's tax provision for 1999 and 1998 consists of the following:

                                                 1999             1998
                                             ------------     ------------
Current payable                              $    823,548     $     51,843
Deferred taxes                                     81,061          411,332
Re-evaluation of valuation allowance
    on beginning temporary differences                 --         (411,332)
                                             ------------     ------------

                                             $    904,609     $     51,843
                                             ============     ============

     The 1999 and 1998 tax provision differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:


                                                 1999             1998
                                             ------------     ------------
Tax at statutory rates                       $    870,958     $    461,514
Re-evaluation of valuation allowance
    on beginning temporary differences                 --         (411,332)
Non-deductible expenses                            33,651            1,661
                                             ------------     ------------

                                             $    904,609     $     51,843
                                             ============     ============

     All income (loss) since inception relates to domestic activity.

     The tax effects of temporary differences at December 31, 1999 and 1998 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                       1999             1998
                                                   ------------     ------------
Deferred tax assets
    Unrealized loss on marketable securities       $         --     $    184,894
    Expenses deduction in future periods                 24,374               --
    Other                                                    --           19,888
                                                   ------------     ------------

                                                         24,374          204,782

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   FEDERAL INCOME TAXES - CONTINUED

                                                           1999              1998
                                                       ------------      ------------
Deferred tax liabilities
    Depreciation and depletion                              (37,626)          (27,105)
    Unrealized gain on marketable securities                (94,914)               --
Valuation allowance                                              --          (157,527)
                                                       ------------      ------------

    Total deferred tax asset (liabilities), net        $   (108,166)     $     20,150
                                                       ============      ============

     During 1999 and 1998, the valuation allowance decreased $157,527 and $322,496, respectively.

NOTE 6.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                 1999              1998
                                                              -----------      -----------
       Unsecured note payable to a bank with interest at
       10%, due in monthly installments of $9,244
       beginning March 1998 until paid in full                $    86,238      $   168,000

       Mortgage loan for financing of a nursing home
       constructed in Colton, California. The mortgage loan
       bears interest at 7.375%, is due in monthly
       installments of $30,778 (principal and interest),
       matures in June, 2030 and is secured by real estate      4,472,866        4,510,796
                                                              -----------      -----------
                                                                4,559,104        4,678,796
       Less current maturities                                    123,544          120,522
                                                              -----------      -----------
                                                              $ 4,435,560      $ 4,558,274
                                                              ===========      ===========

     Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

          2000                                              $   123,544
          2001                                                   43,670
          2002                                                   47,001
          2003                                                   50,588
          2004                                                   54,447
          Thereafter                                          4,239,854

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SEGMENTED INFORMATION

     In 1999 and 1998, real estate and oil and gas operations were not significant. Substantially all of the Company's activities now consist of the operation of convalescent centers including skilled nursing care in southern California. Thus, segment information for 1999 and 1998 has not been presented.

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

     Following is a summary of segmented information for 1997:

                                                     Real Estate
                                         Long-term   Development
                                          Health         and         Oil and
                                           Care      Construction      Gas        Consolidated
                                        ----------   ------------   ----------    ------------
   Sales to unaffiliated customers      $9,773,756   $    87,606    $  261,806    $ 10,123,168
                                        ==========   ===========    ==========    ============

   Operating income (loss)              $1,173,269   $      (394)   $   48,571    $  1,221,446
                                        ==========   ===========    ==========    ============
   Other income                                                                        122,045
   General corporate expenses                                                         (233,512)
   Interest expenses                                                                  (500,867)
                                                                                  ------------

       Income before income taxes                                                 $    609,112
                                                                                  ============

   Identifiable assets                  $5,829,421   $    49,725    $  180,361    $  6,059,507
                                        ==========   ===========    ==========
   Corporate assets                                                                  3,462,741
                                                                                  ------------

       Total Assets at 12/31/97                                                   $  9,522,248
                                                                                  ============

   Capital expenditures                 $  199,551   $         --   $  115,876    $    315,427
                                        ==========   ============   ==========    ============

   Depreciation, depletion
       and amortization                 $  245,394   $         --   $   80,297    $    325,691
                                        ==========   ============   ==========    ============

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


NOTE 9.   EMPLOYEES RETIREMENT PLAN

     The Company has a retirement plan, established in 1998, covering substantially all of its employees. Contributions to the plan in 1999 and 1998 totaled $32,279 and $37,515, respectively.

                          INTERWEST MEDICAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                     Column A      Column B      Column C      Column E        Column F
                                    ----------    ----------    ----------    ----------    -------------
                                                          Additions
                                                  ------------------------
                                                   Charged
                                    Balance at     to Costs      Charged
                                    Beginning        and         to Other                     Balance at
                                    of Period      Expenses      Accounts     Deductions    End of Period
                                    ----------    ----------    ----------    ----------    -------------
Allowance for
doubtful accounts

   Year ended
      December 31, 1997             $   51,178    $  27,458     $    --       $   23,792    $      54,844
                                    ==========    =========     ==========    ==========    =============

   Year ended
      December 31, 1998             $   54,844    $  30,063     $    --       $   26,412    $      58,495
                                    ==========    =========     ==========    ==========    =============

   Year ended
      December 31, 1999             $   58,495    $ 128,924     $    --       $  115,731    $      71,688
                                    ==========    =========     ==========    ==========    =============

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

All of the reserves of the Company represent proved developed reserves. Estimated quantities of oil and gas reserves of the Company as of December 31, 1997 (all of which are located in the United States) are as follows:

                                                        Petroleum        Natural
                                                         Liquids           Gas
                                                          (bbls)          (MCF)
                                                        ---------        -------
    December 31, 1997 - proved developed reserves          51,131        612,125
                                                        =========        =======

     Oil and gas operations and reserves were not significant for 1999 and 1998.

                          INTERWEST MEDICAL CORPORATION
                            SUPPLEMENTAL INFORMATION
                                   (UNAUDITED)


The changes in proved developed reserves for 1997 were as follows:

                                                        Petroleum           Natural
                                                         Liquids              Gas
                                                          (bbls)             (MCF)
                                                       ------------      ------------
Reserves at December 31, 1996                                 3,360           417,010
   Sales of reserves-in-place                                   (10)           (7,348)
   Production                                                (1,012)          (80,016)
   Revision of estimates                                     48,661           209,050
   Discoveries                                                  132            73,429
                                                       ------------      ------------
Reserves at December 31, 1997                                51,131           612,125
                                                       ============      ============

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves (thousands of dollars) for 1997 are as follows:

    Future cash inflows                                                  $      2,131
    Future development and production costs                                     1,255
    Future income tax expense                                                    --
                                                                         ------------

    Future net cash flows                                                         876
    10% annual discount                                                           275
                                                                         ------------

    Standardized measure of
       discounted future cash flows                                      $        601
                                                                         ============

                         INTERWEST MEDICAL CORPORATION
                            SUPPLEMENTAL INFORMATION
                                   (UNAUDITED)


Primary changes in standardized measure of discounted future net cash flow:

                                                                          1997
                                                                         ------
Net changes in prices and production costs                               $   20
Extensions, discoveries
   and improved recovery                                                    111
Sale of reserves-in-place                                                    (3)
Sales of oil and gas,
   net of production costs                                                  (80)
Revision of estimates                                                       305
Accretion of discount                                                        33
Other                                                                      (113)
                                                                         ------
                                                                         $  273
                                                                         ======

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

                          INTERWEST MEDICAL CORPORATION
                            SUPPLEMENTAL INFORMATION
                                   (UNAUDITED)


The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1997 were as follows (thousands of dollars):

Proved properties                                                           477
Unproved properties,
   including wells in progress                                               --
Accumulated depletion and depreciation                                     (340)
                                                                         ------
       Net capitalized costs                                             $  137
                                                                         ======

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1997 were as follows (thousands of dollars):

Property acquisition costs                                               $   83
Exploration costs                                                            32
Development costs                                                            --

Results of oil and gas operations for the year ended December 31, 1997 were as follows:

Revenues                                                                $261,806
                                                                        --------

Production costs                                                         102,828
Exploration expense                                                       30,110
Depreciation and depletion                                                80,297
Income taxes                                                                  --
Other                                                                         --
                                                                        --------
                                                                         213,235
                                                                        --------
   Net oil and gas income                                               $ 48,571
                                                                        ========

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     (a)  Identification of Directors:

     The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

                                  Year First Became
                                    a Director of
Name                  Age              Company             Position
----                  ---         -----------------        --------
Arch B. Gilbert       66               1983 (1)            President,
                                                           Secretary,
                                                           Treasurer &
                                                           Director

                            (1) Date of incorporation

     (b)  Identification of Executive Officers:

Name                  Position                  Age
----                  --------                  ---
Arch B. Gilbert       President,                66
                      Secretary,
                      Treasurer

Officers serve at the discretion of the Board of Directors.

     Arch B. Gilbert received his B.A. and his LL.B. degrees from the University of Oklahoma in 1955 and 1957 respectively. He also his received his LL.M. degree from Southern Methodist University in 1963. Since August 1, 1979, Mr. Gilbert has been a member of the law firm of Arch B. Gilbert, a Professional Corporation. From February 1, 1962 to August 1, 1979, Mr. Gilbert was a member of the law firm of Brooks, Tarlton, Gilbert, Douglas & Kressler, Fort Worth, Texas.

     There is no family relationship between any director or executive officer of the Company.

     No personal meetings of the directors took place in 1999. All resolutions of the directors were taken by written consent.

     (c)  Compliance with Section 16(a) of The Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11.   Executive Compensation.

     During the fiscal year ended December 31, 1999, Arch B. Gilbert received cash compensation of $46,667.

     All executive officers as a group (1 person) received cash remuneration in fiscal year 1999 of $46,667. This does not include legal fees paid to the law firm of the President for reimbursement of expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

The Company has established an Incentive Stock Option Plan (the "Plan") which reserved 1,500,000 shares of Common Stock for the exercise of options which may be granted to directors, officers, employees and others. Mr. Gilbert was granted an option to purchase 1,500,000 shares of stock at $.15 per share on April 1, 1999. The option is for a period of 10 years.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           (a) The following table sets forth, as of March 14, 2000, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:

Name and Address                      Shares
      of                           Beneficially
Beneficial Owner                       Owned                  Percent
----------------                   -------------              -------
Arch B. Gilbert                    6,295,000 (1)               38.9%
3221 Hulen Street
Suite C
Fort Worth, Texas  76107

     (1) Includes 100,000 shares owned by Arch B. Gilbert, A Professional Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert's wife. Does not include shares owned by Shannon Gilbert Moten or Devon Vrana, Mr. Gilbert's adult daughters, which beneficial ownership Mr. Gilbert disclaims. Does not include options to purchase 1,500,000 shares.

           (b) The following table sets forth as of March 14, 2000 certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

                                                     Amount and
                                 Name of             Nature of
                                Beneficial           Beneficial        Percent
Title of Class                    Owner              Ownership         of Class
--------------                  ----------           ----------        --------
Common Stock               Arch B. Gilbert           6,295,000          38.9%

Common Stock               All Officer and           6,295,000          38.9%
$0.001 Par Value           Directors as a Group
                           (1 person)

Item 13.   Certain Relationships and Related Transactions.

     The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 1999 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 1999 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $19,752. For the year 1999, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $141,700 for legal services rendered.

     In 2000, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreement or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rate.

     In 1999, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

     The Company is not informed as to whether payments made to Mr. Gilbert and his wife were on terms as favorable as the Registrant might have obtained from unaffiliated parties.

     On April 1, 1999, the Company sold Arch B. Gilbert 2,000,000 unregistered shares of Common Stock at a price of $0.08 per share. Mr. Gilbert gave the Company a five year non-recourse $160,000 note for such shares. The note provides that interest of 6% per annum will be payable annually and the entire balance and any accrued interest will be payable on April 1, 2004.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)   1. Financial Statements.

              The following financial statements of the Company are included in
Part II, Item 8:

              Independent Auditor's Report

              Consolidated Balance Sheets December 31,
              1999 and 1998

              Consolidated Statements of Operations and
              Comprehensive Income for the Years Ended
              December 31, 1999, 1998 and 1997

              Consolidated Statements of Stockholders'
              Equity for the Years Ended December 31,
              1999, 1998, and 1997

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

              Note to Consolidated Financial Statements

              Supporting Schedule

              Supplemental Information

           2. Financial Statement Schedules.

     Financial Statement Schedule II is included in Part II, Item 8. All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

           3. Exhibits.

     The exhibits listed in the accompanying index to exhibits are filed as part of this report.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INTERWEST MEDICAL CORPORATION

                                INDEX TO EXHIBITS

                                   ITEM 14(a)

Exhibit                             Description                            Page
-------                             -----------                            ----
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

                                             INTERWEST MEDICAL CORPORATION



                                             By: /s/ ARCH B. GILBERT
                                                --------------------------------
                                                Arch B. Gilbert, President
                                                Chief Executive Officer,
                                                Chief Financial Officer and
                                                Chief Accounting Officer


Date: March 30, 2000
     --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ ARCH B. GILBERT
   ----------------------------
   Arch B. Gilbert, Director


Date: March 30, 2000
     --------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION                            PAGE
-------                             -----------                            ----
   3                     Articles of Incorporation, Bylaws                  *

   4                     Instruments defining the right of
                           securities holders, including
                           debentures                                       *

  10                     Material contracts                                 *

  27                     Financial Data Schedule

          *Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, the Registrant hereby incorporates by reference its Registration Statement No. 2-82655 on Form S-18 and Exhibits to such Registration Statement, and which contains these documents which are also required to be filed as Exhibits to this Form 10-K.