Form 10-Q
period 2000-03-31
INTERWEST MEDICAL CORP
filed 2000-05-15
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 2000               Commission File No. 2-82655

                          INTERWEST MEDICAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                    75-1864474
----------------------------              -------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organi-
zation)

                 Arlington Heights Professional Office Building
             3221 Hulen Street, Suite C, Fort Worth, TX 76107-6193
                 ----------------------------------------------
                        (Address of principal executive
                               offices, zip code)

Registrant's telephone number, including area code: (817)731-2743

                                 Not Applicable
             -------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                                No
                           -----

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

                                (Not Applicable)

                       Yes    X                               No
                            ----

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,182,861 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and its results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 2000, and the related condensed consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WEAVER AND TIDWELL, L.L.P.
------------------------------
   WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 9, 2000

                              PART I - EXHIBIT I

                        INTERWEST MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                          -------------    -------------
                                    ASSETS

CURRENT ASSETS
     Cash                                                                 $     209,932    $     947,420
     Accounts receivable - trade                                              2,422,776        2,436,376
     Investments - trading                                                    5,685,899        5,667,540
     Prepaid expenses and other receivables                                      70,311           65,006
                                                                          -------------    -------------

             Total current assets                                             8,388,918        9,116,342

PROPERTY AND EQUIPMENT, at cost
     Land                                                                       294,354          294,354
     Buildings and improvements                                               3,958,924        3,958,924
     Equipment and furniture                                                  1,045,429        1,040,724
     Oil and gas properties
         (successful efforts method of accounting)                              441,235          414,150
                                                                          -------------    -------------

                                                                              5,739,942        5,708,152
     Less accumulated depreciation and depletion                              2,070,535        2,009,519
                                                                          -------------    -------------

                                                                              3,669,407        3,698,633
OTHER ASSETS
     Cash escrow accounts                                                        48,538           45,337
     Deferred financing costs, net                                              387,345          387,345
                                                                          -------------    -------------

                                                                                435,883          432,682
                                                                          -------------    -------------

TOTAL ASSETS                                                              $  12,494,208    $  13,247,657
                                                                          =============    =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                 $      95,811    $     123,544
     Accounts payable                                                         1,217,446        1,368,813
     Accrued salaries                                                           494,818          672,640
     Income taxes payable                                                        66,827          774,346
     Deferred tax liability - current                                                --           70,540
                                                                          -------------    -------------

             Total current liabilities                                        1,874,902        3,009,883

DEFERRED TAX LIABILITY                                                           15,590           37,626

LONG-TERM DEBT                                                                4,428,515        4,435,560

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001, authorized 50,000,000 shares,
         issued 22,000,000 shares                                                22,000           22,000
     Additional paid-in capital                                               5,096,745        5,096,745
     Retained earnings                                                        2,078,555        1,665,267
     Notes receivable officer                                                  (162,500)        (160,000)
                                                                          -------------    -------------

                                                                              7,034,800        6,624,012
     Less cost of shares held in the treasury,
         2000 - 5,817,139 shares ; 1999 - 5,816,139 shares                      859,599          859,424
                                                                          -------------    -------------

                                                                              6,175,201        5,764,588
                                                                          -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  12,494,208    $  13,247,657
                                                                          =============    =============


See Accompanying Notes to Condensed
 Consolidated Financial Statements

                     INTERWEST MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS
                OF OPERATIONS AND COMPREHENSIVE INCOME
                              (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                     ------------    ------------
REVENUES
     Patient service revenue                         $  3,173,602    $  2,770,073
     Other revenue                                         22,722          27,426
                                                     ------------    ------------

            Total revenue                               3,196,324       2,797,499

COSTS AND EXPENSES
     Professional care of patients                      1,729,566       1,468,314
     General services                                     510,497         523,286
     Administrative services                              740,494         399,461
     Other costs                                           15,713           6,696
     Depreciation, depletion and amortization              61,015          80,138
                                                     ------------    ------------

            Income from operations                        139,039         319,604

OTHER INCOME (EXPENSES)
     Investment income                                    541,626         735,771
     Interest income                                       22,799           3,126
     Interest expense                                     (94,909)        (91,650)
                                                     ------------    ------------

            Income before taxes on income                 608,555         966,851

Provision for income taxes                                195,317         328,729
                                                     ------------    ------------

            Net income                                    413,238         638,122

Other comprehensive income, net of tax
     Unrealized losses on securities                           --        (388,611)
                                                     ------------    ------------

            Comprehensive income                     $    413,238    $    249,511
                                                     ============    ============

Weighted averages shares outstanding                   16,183,611      14,194,728
                                                     ============    ============

Earnings per common share - basic and diluted        $       0.03    $       0.04
                                                     ============    ============


See Accompanying Notes to Condensed
 Consolidated Financial Statements

                         INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             Three Months Ended
                                                          March 31,       March 31,
                                                             2000           1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                     $  (671,045)   $    15,399


CASH FLOWS FROM INVESTING ACTIVITIES
        Payments for acquisition of property                 (31,790)       (50,146)
        Purchase of investments                                   --     (4,408,404)
        Proceeds from sale of investments                         --      4,397,324
                                                         -----------    -----------

            Net cash used in investing activities            (31,790)       (61,226)


CASH FLOWS FROM FINANCING ACTIVITIES
        Purchase of treasury stock                              (175)          (420)
        Payments on borrowings                               (34,478)       (15,555)
                                                         -----------    -----------

            Net cash used in financing activities            (34,653)       (15,975)
                                                         -----------    -----------

            Net increase (decrease) in cash                 (737,488)       (61,802)

CASH, beginning of period                                    947,420        460,329
                                                         -----------    -----------

CASH, end of period                                      $   209,932    $   398,527
                                                         ===========    ===========


See Accompanying Notes to Condensed
 Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $8,388,918 and total assets were $12,494,208 at March 31, 2000 as compared to $9,116,342 current assets and $13,247,657 total assets at December 31, 1999. Current liabilities were $1,874,902 at March 31, 2000 as compared to $3,009,883 at December 31, 1999.


Results of Operations

For the Three Months Ended March 31, 2000, operating revenue was $3,196,324; costs and expenses were $3,057,285, net income was $413,238 and interest income was $22,799, as compared to the Three Months Ended March 31, 1999, operating revenue of $2,797,499, costs and expenses of $2,477,895, net income of $638,122 and interest income of $3,126.


Cash Flows

For the Three Months Ended March 31, 2000, cash flows from operating activities were ($671,045), cash flows from investing activities were ($31,790), cash flows from financing activities were ($34,653), net decrease in cash was ($737,488), cash at the beginning of the period was $947,420, and cash at the end of the period was $209,932 as compared to the Three Months Ended March 31, 1999, to cash flows from operating activities of $15,399, cash flows from investing activities of ($61,266), cash flows from financing activities of ($15,975), net decrease in cash of ($61,802), cash at the beginning of the period of $460,329 and cash at the end of the period of $398,527.

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

Item 6.       Exhibits and Reports on Form 8-K.

              (a) None.

              (b) Bonus to officer reported on Form 8-K dated March 24, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

                                           INTERWEST MEDICAL CORPORATION



                                           By: /s/ ARCH B. GILBERT
                                              ----------------------------------
                                           Arch B. Gilbert, President,
                                           Chief Executive Officer,
                                           Chief Financial Officer, and
                                           Chief Accounting Officer

Date:    May 10, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  27                 Financial Data Schedule