Form 10-Q
period 2000-06-30
INTERWEST MEDICAL CORP
filed 2000-08-11
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000  Commission File No. 2-82655
                  -------------                      -------

                          INTERWEST MEDICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                     75-1864474
---------------------------------          ------------------------------------
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

                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

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

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,182,111 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000, and its results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 2000, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 7, 2000

                               PART I - EXHIBIT I

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,        December 31,
                                                                                    2000               1999
                                                                                -------------     -------------
                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                                      $     465,200     $     947,420
      Investments - trading                                                         4,876,740         5,667,540
      Accounts receivable - trade                                                   2,332,977         2,436,376
      Income taxes receivable                                                          47,221                --
      Prepaid expenses                                                                 64,412            65,006
      Deferred tax asset                                                               91,665                --
                                                                                -------------     -------------

              Total current assets                                                  7,878,215         9,116,342
                                                                                -------------     -------------
PROPERTY AND EQUIPMENT, at cost
      Land                                                                            294,354           294,354
      Buildings and improvements                                                    3,958,924         3,958,924
      Equipment and furniture                                                       1,121,832         1,040,724
      Oil and gas properties (successful efforts method of accounting)                304,639           414,150
                                                                                -------------     -------------

                                                                                    5,679,749         5,708,152
      Less accumulated depreciation                                                 2,012,395         2,009,519
                                                                                -------------     -------------
                                                                                    3,667,354         3,698,633
                                                                                -------------     -------------
OTHER ASSETS
      Cash escrow accounts                                                             51,739            45,337
      Deferred financing costs, net                                                   387,345           387,345
                                                                                -------------     -------------
                                                                                      439,084           432,682
                                                                                -------------     -------------
TOTAL ASSETS                                                                    $  11,984,653     $  13,247,657
                                                                                =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt                                      $      72,528     $     123,544
      Accounts payable                                                              1,208,303         1,368,813
      Accrued expenses                                                                505,225           672,640
      Income taxes payable                                                                 --           774,346
      Deferred tax liability - current                                                     --            70,540
                                                                                -------------     -------------
              Total current liabilities                                             1,786,056         3,009,883
                                                                                -------------     -------------

DEFERRED TAX LIABILITY                                                                 24,135            37,626

LONG-TERM DEBT                                                                      4,416,293         4,435,560

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 22,000,000 shares                       22,000            22,000
      Additional paid-in capital                                                    5,096,745         5,096,745
      Retained earnings                                                             1,661,673         1,665,267
                                                                                -------------     -------------

                                                                                    6,780,418         6,784,012
      Less
          Cost of shares held in the treasury
              2000 - 5,817,889 shares; 1999 - 5,816,139 shares                        859,749           859,424
          Notes receivable - officer                                                  162,500           160,000
                                                                                -------------     -------------
                                                                                    1,022,249         1,019,424
                                                                                -------------     -------------
                                                                                    5,758,169         5,764,588
                                                                                -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  11,984,653     $  13,247,657
                                                                                =============     =============


See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                  Three Months Ended              Six Months Ended
                                                      June 30,                         June 30,
                                           -------------    -------------    -------------    -------------
                                               2000              1999            2000              1999
                                           -------------    -------------    -------------    -------------
Net patient service revenue                $   3,086,315    $   2,778,052    $   6,259,917    $   5,548,125
Other revenue                                     94,823           19,752          117,545           47,178
                                           -------------    -------------    -------------    -------------

         Total revenue                         3,181,138        2,797,804        6,377,462        5,595,303

COSTS AND EXPENSES
     Professional care of patients             1,714,501        1,487,116        3,444,067        2,955,430
     General services                            558,985          540,429        1,069,482        1,063,715
     Administrative services                     529,233          433,324        1,269,727          832,785
     Other costs                                  15,685           13,105           31,398           19,801
     Depreciation, depletion
         and amortization                         64,997           79,789          126,012          159,927
                                           -------------    -------------    -------------    -------------

         Income from operations                  297,737          244,041          436,776          563,645

OTHER INCOME (EXPENSES)
     Interest income                              27,990            8,348           50,789           11,474
     Interest expense                           (109,843)         (94,316)        (204,752)        (185,966)
     Gain (loss) on investments                 (829,884)         (43,007)        (288,258)         692,764
                                           -------------    -------------    -------------    -------------

         Income (loss) before
            taxes on income (loss)              (614,000)         115,066           (5,445)       1,081,917

     Provision (benefit)
         for income taxes                       (197,168)          39,123           (1,851)         367,852
                                           -------------    -------------    -------------    -------------
         Net income (loss)                      (416,832)          75,943           (3,594)         714,065

     Other comprehensive income
         Unrealized losses
            on securities                             --          335,023               --          (53,588)
                                           -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME                       ($    416,832)   $     410,966    ($      3,594)   $     660,477
                                           =============    =============    =============    =============

     Weighted average number
         of shares outstanding                16,182,151       14,190,861       16,182,861       14,192,795
                                           =============    =============    =============    =============
Earnings per common share -
     basic and diluted                     ($       0.03)   $        0.01    $        0.00    $        0.05
                                           =============    =============    =============    =============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  Six Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2000              1999
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                       ($    370,430)   ($    218,329)


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investments                               --        7,378,286
      Payments for acquisition of property                      (114,780)        (131,082)
      Net changes in escrow accounts                              (6,402)          (6,402)
      Purchase of investments                                         --       (5,796,323)
                                                           -------------    -------------
           Net cash provided by
                (used in) investing activities                  (121,182)       1,444,479


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                    (325)          (1,220)
      Payments on borrowings                                     (70,283)         (26,224)
      Sale of property and equipment                              80,000               --
                                                           -------------    -------------
           Net cash provided by
                (used in) financing activities                     9,392          (27,444)
                                                           -------------    -------------
           Net increase (decrease) in cash                      (482,220)       1,198,706

CASH, beginning of period                                        947,420          460,329
                                                           -------------    -------------

CASH, end of period                                        $     465,200    $   1,659,035
                                                           =============    =============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $7,878,215 and total assets were $11,984,653 at June 30, 2000 as compared to $9,116,342 current assets and $13,247,657 total assets at December 31, 1999. Current liabilities were $1,786,056 at June 30, 2000 as compared to $3,009,883 at December 31, 1999.


Results of Operations

For the Three Months Ended June 30, 2000, operating revenue was $3,181,138; costs and expenses were $2,883,401, net loss was ($416,832) and interest income was $27,990, as compared to the Three Months Ended June 30, 1999, operating revenue of $2,797,804, costs and expenses of $2,553,763, net income of $75,943 and interest income of $8,348.

For the Six Months Ended June 30, 2000, operating revenue was $6,377,462; costs and expenses were $5,940,686; net loss was ($3,594) and interest income was $50,789, as compared to the Six Months Ended June 30, 1999, operating revenue of $5,595,303; costs and expenses of $5,031,658; net income of $714,065 and interest income of $11,474.

Cash Flows

For the Six Months Ended June 30, 2000, cash flows from operating activities were ($370,430), cash flows from investing activities were ($121,182), cash flows from financing activities were $9,392, net decrease in cash was ($482,220), cash at the beginning of the period was $947,420, and cash at the end of the period was $465,200 as compared to the Six Months Ended June 30, 1999, to cash flows from operating activities of ($218,329), cash flows from investing activities of $1,444,479, cash flows from financing activities of ($27,444), net increase in cash of $1,198,706, cash at the beginning of the period of $460,329, and cash at the end of the period of $1,659,035.

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

Date:    August 10, 2000

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        ------------
  27           Financial Data Schedule