Form 10-Q
period 2000-09-30
INTERWEST MEDICAL CORP
filed 2000-11-13
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000  Commission File No. 2-82655
                  ------------------                      -------

                         INTERWEST MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Oklahoma                                    75-1864474
---------------------------------        ------------------------------------
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

                                 Not Applicable
-------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                 No
                           -----                  -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(Not Applicable)

                       Yes   X                 No
                           -----                  -----

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 16,182,111 shares of Common Stock, $0.001 Par Value.

                         INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000, and its results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                             REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, has performed a review of the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2000 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2000, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated, March 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 8, 2000

596



                               PART I - EXHIBIT I

                         INTERWEST MEDICAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,    December 31,
                                                                            2000             1999
                                                                       --------------   --------------
                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                              $      428,770   $      947,420
     Investments available for sale                                         4,045,042        5,667,540
     Accounts receivable - trade                                            2,487,211        2,436,376
     Prepaid expenses                                                          83,672           65,006
     Deferred tax asset                                                       560,835               --
                                                                       --------------   --------------
           Total current assets                                             7,605,530        9,116,342
                                                                       --------------   --------------

PROPERTY AND EQUIPMENT, at cost
     Land                                                                     294,354          294,354
     Buildings and improvements                                             3,960,924        3,958,924
     Equipment and furniture                                                1,121,832        1,040,724
     Oil and gas properties (successful effort method of accounting)          304,639          414,150
                                                                       --------------   --------------
                                                                            5,681,749        5,708,152
     Less accumulated depreciation                                          2,077,392        2,009,519
                                                                       --------------   --------------
                                                                            3,604,357        3,698,633
                                                                       --------------   --------------
OTHER ASSETS
     Cash escrow accounts                                                      54,940           45,337
     Deferred financing costs, net                                            387,345          387,345
                                                                       --------------   --------------
                                                                              442,285          432,682
                                                                       --------------   --------------

TOTAL ASSETS                                                           $   11,652,172   $   13,247,657
                                                                       ==============   ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                              $       45,505   $      123,544
     Accounts payable                                                       1,182,568        1,368,813
     Accrued expenses                                                         490,773          672,640
     Income taxes payable                                                     216,743          774,346
     Deferred tax liability - current                                              --           70,540
                                                                       --------------   --------------
           Total current liabilities                                        1,935,589        3,009,883

DEFERRED TAX LIABILITY                                                             --           37,626

LONG-TERM DEBT                                                              4,405,457        4,435,560

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001
        authorized 50,000,000 shares; issued 22,000,000 shares                 22,000           22,000
     Additional paid-in capital                                             5,096,745        5,096,745
     Retained earnings                                                      1,214,630        1,665,267
                                                                       --------------   --------------
     Less                                                                   6,333,375        6,784,012
        Shares held in the treasury
           2000,  5,817,889 shares; 1999,  5,816,139 shares                   859,749          859,424
        Notes receivable - officer                                            162,500          160,000
                                                                       --------------   --------------
                                                                            1,022,249        1,019,424
                                                                       --------------   --------------

                                                                            5,311,126        5,764,588
                                                                       --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   11,652,172   $   13,247,657
                                                                       ==============   ==============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------
Net patient service revenue          $  3,106,632    $  2,724,678    $  9,366,549    $  8,272,803
Other revenue                              28,270          33,785         145,815          80,963
                                     ------------    ------------    ------------    ------------

            Total revenue               3,134,902       2,758,463       9,512,364       8,353,766

COSTS AND EXPENSES
     Professional care of patients      1,817,754       1,626,824       5,261,821       4,582,254
     General services                     574,399         585,027       1,643,881       1,648,742
     Administrative services              442,150         347,276       1,711,877       1,180,061
     Other costs                            5,317         133,086          36,715         152,887
     Depreciation, depletion
         and amortization                  64,997          48,014         191,009         207,941
                                     ------------    ------------    ------------    ------------

            Income from operations        230,285          18,236         667,061         581,881

OTHER INCOME (EXPENSES)
     Interest income                       13,408          31,253          64,197          42,727
     Interest expense                    (154,658)        (80,951)       (359,410)       (266,917)
     Gain (loss) on
         sale of investments             (765,419)       (155,189)     (1,053,677)        537,575
                                     ------------    ------------    ------------    ------------

            Income (loss) before
                taxes on income          (676,384)       (186,651)       (681,829)        895,266

     Provision (benefit)
         for income taxes                (229,341)        (63,462)       (231,192)        304,390
                                     ------------    ------------    ------------    ------------

            Net income (loss)            (447,043)       (123,189)       (450,637)        590,876

OTHER
     COMPREHENSIVE INCOME
         Unrealized losses
            on securities                      --         439,834              --         386,246
                                     ------------    ------------    ------------    ------------

            Comprehensive income     $   (447,043)   $    316,645    $   (450,637)   $    977,122
                                     ============    ============    ============    ============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                 ----------------------------    ----------------------------
                                     2000            1999            2000            1999
                                 ------------    ------------    ------------    ------------
Per share of common stock
     Weighted average number
         of shares outstanding     16,182,111      16,188,528      16,182,611      14,858,484
                                 ============    ============    ============    ============

Earnings per common share -
     basic and diluted           $      (0.03)   $      (0.01)   $      (0.03)   $       0.04
                                 ============    ============    ============    ============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $   (363,800)   $    172,788


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment         80,000              --
      Proceeds from sale of investments                        --       9,682,051
      Purchase of marketable securities                        --      (6,552,679)
      Payments for acquisition of property               (116,780)       (223,539)
      Net changes in escrow accounts                       (9,603)         (9,603)
                                                     ------------    ------------

           Net cash used in investing activities          (46,383)      2,896,230


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                             (325)         (2,020)
      Payments on borrowings                             (108,142)       (104,550)
                                                     ------------    ------------

           Net cash used in financing activities         (108,467)       (106,570)
                                                     ------------    ------------

           Net change in cash                            (518,650)      2,962,448

CASH, beginning of period                                 947,420         460,329
                                                     ------------    ------------

CASH, end of period                                  $    428,770    $  3,422,777
                                                     ============    ============



See Accompanying Notes to Condensed
 Consolidated Financial Statements.

Item 2.    Management's Discussion and Analysis
           of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $7,605,530 and total assets were $11,652,172 at September 30, 2000 as compared to $9,116,342 current assets and $13,247,657 total assets at December 31, 1999. Current liabilities were $1,935,589 at September 30, 2000 as compared to $3,009,883 at December 31, 1999.


Results of Operations

For the Three Months Ended September 30, 2000, operating revenue was $3,134,902; costs and expenses were $2,904,127, net loss was ($447,043) and interest income was $13,408, as compared to the Three Months Ended September 30, 1999, operating revenue of $2,758,463, costs and expenses of $2,740,227, net loss of ($123,189) and interest income of $31,253.

For the Nine Months Ended September 30, 2000, operating revenue was $9,512,364; costs and expenses were $8,845,303, net loss was ($450,637) and interest income was $64,197, as compared to the Nine Months Ended September 30, 1999, operating revenue of $8,353,766, costs and expenses of $7,771,885, net income of $590,876 and interest income of $42,727.


Cash Flows

For the Nine Months Ended September 30, 2000, cash flows from operating activities were ($363,800), cash flows from investing activities were ($46,383), cash flows from financing activities were ($108,467), net change in cash was ($518,650), cash at the beginning of the period was $947,420, and cash at the end of the period was $428,770 as compared to the Nine Months Ended September 30, 1999, to cash flows from operating activities of $172,788, cash flows from investing activities of $2,896,280, cash flows from financing activities of ($106,570), net change in cash of $2,962,448, cash at the beginning of the period of $460,329 and cash at the end of the period of $3,442,777.

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

(a)  Exhibits.
        27    Financial Data Schedule

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

Date: November 9, 2000

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------
         27                Financial Data Schedule