Form 10-K
period 2000-12-31
INTERWEST MEDICAL CORP
filed 2001-04-16
CIK 717197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the Transition Period From         to        .
                                                             --------  --------

                  Commission file number                      No. 0-11881
                                                     ---------------------------

                          INTERWEST MEDICAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oklahoma                                            75-1864474
-------------------------------                      --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

3221 Hulen Street, Suite C
Fort Worth, Texas                                                  76107-6193
------------------------------------------                     -----------------

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
Yes    X   No
     -----   ----



         Indicate by check mark if disclosure of delinquent filers pursuant o
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


----------

         As of December 31, 2000, the aggregate market value of the 9,635,111 shares of voting Common Stock held by non-affiliates of the Company was approximately $1,445,267 based on the average bid and asked price on that date.


APPLICABLE ONLY TO CORPORATE REGISTRANTS


         Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

                                                     Shares Outstanding
               Class                                as of March 30, 2001
         -----------------                          --------------------
         Common Stock,                                  15,930,111
         $0.001 Par Value


                       DOCUMENTS INCORPORATED BY REFERENCE

(a)      Prospectus dated June 6, 1983 -- incorporated by reference in Part I.

(b)      Exhibits to the Registration Statement No. 2-82655 on Form S-18 --
         Part IV.

(c)      Form 8-K, dated July 2, 1990.

                                    FORM 10-K

                          INTERWEST MEDICAL CORPORATION

                                     PART I

Item 1.  Business.

         InterWest Medical Corporation (the "Company") was incorporated under the laws of the State of Oklahoma on March 3, 1983. The principal office and place of business of the Company is located at Suite C, 3221 Hulen Street, Fort Worth, Texas 76107-6193. Its telephone number if (817) 731-2743.

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

Item 2.  Properties.

         The Company owns and operates a 156-bed skilled nursing home located on a nine-acre parcel of land in Colton, California. At December 31, 2000, the Company had an undepreciated cost of $5,364,959 in such facility, including equipment and furniture. In 2000, the Company had a net loss of ($2,512,242).

Item 3.  Legal Proceedings.

         In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000, except for the election of directors at the annual meeting of shareholders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

                  The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

         Period                     Low Bid                   High Bid
         ------                     -------                   --------
         1st Quarter, 1999          $0.1500                   $0.2200
         2nd Quarter, 1999          $0.1870                   $0.3700
         3rd Quarter, 1999          $0.1400                   $0.1900
         4th Quarter, 1999          $0.1400                   $0.2200

         1st Quarter, 2000          $0.1400                   $0.2200
         2nd Quarter, 2000          $0.1400                   $0.2000
         3rd Quarter, 2000          $0.1300                   $0.1800
         4th Quarter, 2000          $0.1200                   $0.1600


         As of March 14, 2000, the approximate number of holders of Common Stock was 1,835. No cash dividends had been paid as of December 31, 2000, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

                         2000            1999           1998           1997           1996
                     ------------    ------------   ------------   ------------   ------------
Operating
   Revenues          $ 12,391,483    $ 11,295,408   $ 11,316,121   $ 10,123,168   $  9,283,774

Net income
   (loss)              (2,512,242)      1,657,032      1,305,551        609,112        (49,282)

Total Assets            9,966,256      13,247,657     10,137,541      9,522,248      8,333,614

Long-term
   debt                 4,388,104       4,435,560      4,558,274      4,530,234      4,545,653

Earnings
   per common
   share                    (0.16)           0.11           0.08           0.04           0.00

Cash
   dividends
   declared                  0.00            0.00           0.00           0.00           0.00

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

         During the year 2000, the Company's cash decreased from $947,420 to $885,513. Accordingly, there was a decrease in cash of $61,907. Additionally, the Company's trading assets decreased from $5,667,540 to $1,379,138, or a decrease of $4,288,402. These decreases were the result of losses incurred in investment trading activities.

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

         Operating profit for 2000 was $564,770, as compared to operating profit of $704,399 for 1999. Comprehensive income decreased from $2,153,584 for 1999 to ($2,512,242) for the year 2000. The decrease was the result of investment trading losses.

         (c) Effects of Inflation:

         The Company is of the view that inflation did not affect its operations in 2000 and should not in 2001.

Item 8.  Financial Statements and Supplementary Data.

                                                           Page No.
                                                           -------
Independent Auditor's Report                                 F-1

Consolidated Balance Sheets
December 31, 2000 and 1999                                   F-2

Consolidated Statements of
Operations and Comprehensive
Income for the Years Ended
December 31, 2000, 1999 and 1998                             F-4

Consolidated Statements of
Stockholders' Equity for Years Ended
December 31, 2000, 1999 and 1998                             F-5

Consolidated Statements of
Cash Flows for the Years
Ended December 2000, 1999 and 1998                           F-6

Notes to Consolidated
Financial Statements                                         F-8

Schedule II - Valuation
and Qualifying Accounts                                      F-17


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2000.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 5, 2001

3569

                                                                        (1 of 2)

                          INTERWEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                                   2000           1999
                                                               ------------   ------------
                                 ASSETS

CURRENT ASSETS
      Cash, including interest bearing accounts,
         2000 $828,677; 1999 $860,807                          $    885,513   $    947,420
      Accounts receivable - trade, net of allowance for
         doubtful accounts, 2000 $52,932; 1999 $71,688            2,485,753      2,436,376
      Income tax receivable                                         898,736             --
      Investments - trading                                       1,379,138      5,667,540
      Prepaid expenses and other receivables                         85,095         65,006
      Deferred tax asset                                            305,077             --
                                                               ------------   ------------

             Total current assets                                 6,039,312      9,116,342


PROPERTY AND EQUIPMENT, at cost
      Land                                                          294,354        294,354
      Buildings and improvements                                  3,958,924      3,958,924
      Equipment and furniture                                     1,111,681      1,040,724
      Oil and gas properties
         (successful efforts method of accounting)                  166,949        414,150
                                                               ------------   ------------

                                                                  5,531,908      5,708,152
      Less accumulated depreciation and depletion                 2,038,847      2,009,519
                                                               ------------   ------------

                                                                  3,493,061      3,698,633
OTHER ASSETS
      Cash escrow accounts                                           59,213         45,337
      Deferred financing costs, net                                 374,670        387,345
                                                               ------------   ------------

                                                                    433,883        432,682
                                                               ------------   ------------

TOTAL ASSETS                                                   $  9,966,256   $ 13,247,657
                                                               ============   ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                        (2 of 2)
                          INTERWEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                                         2000            1999
                                                                     ------------    ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                            $     43,938    $    123,544
     Accounts payable                                                   1,561,384       1,368,813
     Accrued salaries                                                     655,499         672,640
     Income taxes payable                                                      --         705,715
     Deferred tax liability - current                                          --          70,540
                                                                     ------------    ------------

             Total current liabilities                                  2,260,821       2,941,252


DEFERRED TAX LIABILITY                                                     95,550         106,257


LONG-TERM DEBT                                                          4,388,104       4,435,560


STOCKHOLDERS' EQUITY
     Common stock, par value $0.001,
         authorized 50,000,000 shares;
         issued 22,000,000 shares                                          22,000          22,000
     Additional paid-in capital                                         5,096,745       5,096,745
     Retained earnings (deficit)                                         (846,975)      1,665,267
                                                                     ------------    ------------

                                                                        4,271,770       6,784,012
         Less cost of shares held in the treasury,
             2000 - 6,069,889 shares; 1999 - 5,816,139 shares             889,989         859,424
         Notes receivable - officer                                       160,000         160,000
                                                                     ------------    ------------

                                                                        3,221,781       5,764,588
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  9,966,256    $ 13,247,657
                                                                     ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                         2000            1999            1998
                                                     ------------    ------------    ------------
REVENUES
     Patient service revenue                         $ 12,241,496    $ 11,174,046    $ 11,085,259
     Other revenue                                        149,987         121,362         230,862
                                                     ------------    ------------    ------------

            Total revenue                              12,391,483      11,295,408      11,316,121

COSTS AND EXPENSES
     Professional care of patients                      7,038,613       6,159,646       6,069,402
     General services                                   2,449,933       2,154,722       2,008,394
     Administrative services                            1,996,709       1,923,349       1,776,102
     Other costs                                           70,226          85,593         148,505
     Depreciation, depletion and amortization             271,232         267,699         253,571
                                                     ------------    ------------    ------------

                                                          564,770         704,399       1,060,147

OTHER INCOME (EXPENSES)
     Gain (loss) on sale of securities                 (3,662,353)      2,192,307         603,753
     Interest income                                       90,579          73,239          37,696
     Interest expense                                    (500,601)       (408,304)       (344,202)
                                                     ------------    ------------    ------------

            Income (loss)
                before taxes on income                 (3,507,605)      2,561,641       1,357,394

Provision (benefit) for income taxes                     (995,363)        904,609          51,843
                                                     ------------    ------------    ------------

            Net income (loss)                          (2,512,242)      1,657,032       1,305,551

Other comprehensive income, net of tax
     Unrealized holding gains on securities                    --         851,352         220,038
     Reclassification adjustment for
        gains included in net income                           --        (354,800)       (569,400)
                                                     ------------    ------------    ------------

            Comprehensive income (loss)              $ (2,512,242)   $  2,153,584    $    956,189
                                                     ============    ============    ============

Weighted averages shares outstanding                   16,192,803      15,689,508      16,205,378
                                                     ============    ============    ============

Earnings per common share -
     basic and diluted                               $      (0.16)   $       0.11    $       0.08
                                                     ============    ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                            Income
                                                                                          (Unrealized
                                                                                            Holding
                                                                                         Gains/Losses
                                      Common Stock                                       on Securities
                               -------------------------   Additional     Retained        Available
                                Number of        Par        Paid-in       Earnings         for Sale)       Treasury
                                  Shares        Value        Capital      (Deficit)       Net of Tax         Stock
                               -----------   -----------   -----------   -----------    --------------    -----------
BALANCE,
   December 31, 1997            20,000,000   $    20,000   $ 4,798,745   $(1,297,316)   $     (147,190)   $  (369,095)
     Net income                         --            --            --     1,305,551                --             --
     Purchase of
       2,624,300 shares
       of common stock                  --            --            --            --                --       (488,159)
     Other compre-
       hensive income                   --            --            --            --          (349,362)            --
                               -----------   -----------   -----------   -----------    --------------    -----------

BALANCE,
   December 31, 1998            20,000,000        20,000     4,798,745         8,235          (496,552)      (857,254)
     Net income                         --            --            --     1,657,032                --             --
     Issuance of
       common stock              2,000,000         2,000       298,000            --                --             --
     Purchase of
       11,800 shares
       of common stock                  --            --            --            --                --         (2,170)
     Other compre-
       hensive income                   --            --            --            --           496,552             --
                               -----------   -----------   -----------   -----------    --------------    -----------

BALANCE,
   December 31, 1999            22,000,000        22,000     5,096,745     1,665,267                --       (859,424)
     Net loss                           --            --            --    (2,512,242)               --             --
     Purchase of
       253,750 shares
       of common stock                  --            --            --            --                --        (30,565)
                               -----------   -----------   -----------   -----------    --------------    -----------

BALANCE,
   December 31, 2000            22,000,000   $    22,000   $ 5,096,745   $  (846,975)   $           --    $  (889,989)
                               ===========   ===========   ===========   ===========    ==============    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                              2000            1999            1998
                                                          ------------    ------------    ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES
        Cash received from customers/patients             $ 12,300,318    $ 10,944,141    $ 11,332,989
        Interest received                                       90,579          66,039          37,696
        Cash paid to suppliers and employees               (11,367,724)    (10,018,761)     (9,846,913)
        Investments - net                                      626,049      (4,708,588)             --
        Interest paid                                         (500,601)       (408,304)       (344,202)
        Income taxes paid                                   (1,000,000)        (65,000)         (8,940)
                                                          ------------    ------------    ------------

            Net cash provided by
               (used in) operating activities                  148,621      (4,190,473)      1,170,630

CASH FLOWS FROM
     INVESTING ACTIVITIES
        Purchase of property and equipment                    (123,025)       (264,432)       (597,487)
        Proceeds from sale of assets                            84,000       9,682,051       3,849,990
        Purchase of investments                                     --      (4,604,569)     (4,905,289)
        Mortgage escrow deposits, net                          (13,876)        (13,624)        (14,420)
                                                          ------------    ------------    ------------

            Net cash provided by
               (used in) investing activities                  (52,901)      4,799,426      (1,667,206)

CASH FLOWS FROM
     FINANCING ACTIVITIES
        Financing costs paid                                        --              --        (146,361)
        Loan proceeds                                               --              --         168,000
        Payments on debt                                      (127,062)       (119,692)        (34,856)
        Purchase of treasury stock                             (30,565)         (2,170)       (488,159)
                                                          ------------    ------------    ------------

            Net cash used in financing activities             (157,627)       (121,862)       (501,376)
                                                          ------------    ------------    ------------

            Net increase (decrease) in cash                    (61,907)        487,091        (997,952)

CASH, beginning of period                                      947,420         460,329       1,458,281
                                                          ------------    ------------    ------------

CASH, end of period                                       $    885,513    $    947,420    $    460,329
                                                          ============    ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (CONTINUED)



                                                            2000            1999            1998
                                                        ------------    ------------    ------------
RECONCILIATION OF NET INCOME
     (LOSS) TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES

     Net income (loss)                                  ($ 2,512,242)   $  1,657,032    $  1,305,551

     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities

        (Gain) loss on sale of securities                  3,662,353      (2,192,307)       (603,753)
        Other gains                                          (41,788)             --              --
        Depreciation and amortization                        271,232         267,699         253,571
        Abandonments                                          27,828           4,056          86,835
        Stock issuance for compensation                           --         140,000              --
        Deferred taxes                                      (386,324)        149,692              --
        Changes in assets and liabilities
            Accounts receivable                              (49,377)       (328,061)        116,868
            Prepaid expenses
               and other receivables                         (20,089)         58,407         (56,135)
            Trading securities, net of transfer              626,049      (4,708,588)             --
            Real estate development costs                         --              --          26,469
            Accounts payable                                 192,571         108,334          64,082
            Accrued liabilities                              (17,141)        (36,654)        (65,761)
            Income taxes payable (receivable)             (1,604,451)        689,917          42,903
                                                        ------------    ------------    ------------

            Net cash provided by
               (used in) operating activities           $    148,621    ($ 4,190,473)   $  1,170,630
                                                        ============    ============    ============


NON-CASH INVESTING
  AND FINANCING ACTIVITIES
         In April 1999, the Company issued 2,000,000 shares of common stock to an officer for a note receivable of $160,000. The note bears interest at 6% annually, principal is due at maturity, April 1, 2004. Interest accrued on the note was $9,600 and $7,200 in 2000 and 1999, respectively.


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

    RECLASSIFICATIONS

       Certain reclassifications have been made to 1999 and 1998 captions to conform to the 2000 presentation.

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

         Prior to October 1, 2000, the Company classified all investment securities as available for sale. Effective October 1, 2000, all investment securities were transferred to the trading category.

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

    USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    USE OF ESTIMATES - CONTINUED

       contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    FINANCIAL INSTRUMENTS

       Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see Note
       2. The fair value of debt is estimated as its carrying value at December 31, 2000 and 1999, based upon current interest rates of similar debt which approximates the Company's mortgage interest rate.

    REVENUE

       The Company operates an acute care facility in Colton, California.

       Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others for service rendered. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal). Approximately 50% of 2000 revenue was derived from a contract with one health maintenance organization.

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

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    EARNINGS PER COMMON SHARE

       Basic earnings per common share was computed based on the weighted average number of common shares outstanding for the period. The Company had no potential common shares outstanding in 1998. In 1999, the effect of dilutive common shares was immaterial. Dilutive earnings per share have not been presented for 2000 since the inclusion of potential common stock would be antidilutive.

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

    The Company had no sale of securities classified as available for sale in 1998. Realized sales of available for sale securities in 1999 are summarized as follows:

       Proceeds from sale                                    $9,682,051
       Gross realized gains                                   1,103,775
       Gross realized losses                                   (566,200)

    Included in gain (loss) on sale of investments for 2000 is $488,228 of unrealized loss on trading securities still held at December 31, 2000. Included in gain (loss) on sale of investments for 1999 is $279,158 of unrealized gain on trading securities still held at December 31, 1999. Effective October 1, 1999, the Company's investment securities, previously classified as available for sale were transferred to the trading category. Unrealized losses at that date of $223,376 have been recognized in the accompanying 1999 financial statements.


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

                         INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   CAPITAL STOCK - CONTINUED

    No options were issued in 1998. A summary of the status of the Company's stock options for 2000 and 1999 are as follows:

                                                        2000                 1999
                                                      Weighted             Weighted
                                                      Average               Average
                                            Shares    Exercise   Shares    Exercise
                                            (000)      Price     (000)      Price
                                           -------   ---------  -------   --------
Outstanding, beginning                      1,500      $ .15        --      $  --
     Granted                                   --         --     1,500        .15
     Exercised                                 --         --        --         --
     Forfeited                                 --         --        --         --
                                            -----      -----     -----      -----

Outstanding, ending                         1,500      $ .15     1,500      $ .15
                                            =====      =====     =====      =====

Options exercisable
     at year end                            1,500      $ .15     1,500      $ .15
                                            =====      =====     =====      =====

Weighted average fair
     value of options
     granted during the year                           $  --                $ .13
                                                       =====                =====

    At December 31, 2000, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 8.25 years.

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

NOTE 4.   RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000, 1999 and 1998, Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $330,000, $141,700 and $61,000, respectively, for legal services rendered.

                         INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   RELATED PARTY TRANSACTIONS - CONTINUED

    During the years ended December 31, 2000, 1999 and 1998, the above corporation was reimbursed $35,352, $35,352 and $29,400, respectively, for expenses incurred on behalf of the Company.

    During 2000, the wife of the Company's president performed consulting services for the Company for which she received total cash compensation of $36,000.

NOTE 5.   FEDERAL INCOME TAXES

    The Company's tax provision (benefit) for 2000, 1999 and 1998 consists of the following:

                                               2000         1999         1998
                                             ---------    ---------   ---------
Current payable (receivable)                 ($609,039)   $ 754,917   $  51,843
Deferred taxes                                (386,324)     149,692     411,332
Re-evaluation of valuation allowance
    on beginning temporary differences              --           --    (411,332)
                                             ---------    ---------   ---------

                                             ($995,363)   $ 904,609   $  51,843
                                             =========    =========   =========

The 2000, 1999 and 1998 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

                                            2000           1999          1998
                                         -----------    -----------   -----------
Tax at statutory rates                   ($1,192,586)   $   870,958   $   461,514
Re-evaluation of valuation allowance
    on beginning temporary differences            --             --      (411,332)
Valuation allowance on
    ending temporary differences             222,249             --            --
Other                                        (25,026)        33,651         1,661
                                         -----------    -----------   -----------

                                         ($  995,363)   $   904,609   $    51,843
                                         ===========    ===========   ===========

    All income (loss) since inception relates to domestic activity.

                         INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   FEDERAL INCOME TAXES - CONTINUED

    The tax effects of temporary differences at December 31, 2000 and 1999 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                     2000         1999
                                                  ---------    ---------
Deferred tax assets
    Unrealized loss on marketable securities      $ 165,998    $      --
    Expenses deduction in future periods             17,997       24,374
    Capital loss carryforward                       343,331           --
                                                  ---------    ---------

                                                    527,326       24,374
Deferred tax liabilities
    Depreciation and depletion                      (95,550)    (106,257)
    Unrealized gain on marketable securities             --      (94,914)
Valuation allowance                                (222,249)          --
                                                  ---------    ---------

    Total deferred tax asset (liabilities), net   $ 209,527    ($176,797)
                                                  =========    =========

    During 2000, the valuation allowance increased $222,249. The valuation allowance decreased $157,527 in 1999.

    The Company has a capital loss carryforward of approximately $1,000,000 expiring in 2005.

NOTE 6.   LONG-TERM DEBT

    Long-term debt consisted of the following at December 31:

                                                                           2000         1999
                                                                        ----------   ----------
Unsecured note payable to a bank with interest at 10%, due in monthly installments of $9,244 beginning March 1999 until paid
in full, retired                                                        $       --   $   86,238

Mortgage loan for financing of a nursing home constructed  in
Colton, California. The mortgage loan bears interest at
7.375%, is due in monthly installments of $30,778 (principal and interest), matures in June, 2030 and is secured by real
estate                                                                   4,432,042    4,472,866
                                                                        ----------   ----------

                                                                         4,432,042    4,559,104
Less current maturities                                                     43,938      123,544
                                                                        ----------   ----------

                                                                        $4,388,104   $4,435,560
                                                                        ==========   ==========

                         INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   LONG-TERM DEBT - CONTINUED

   Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

       2001          $   43,938
       2002              47,290
       2003              50,898
       2004              54,782
       2005              58,961
       Thereafter     4,176,173

NOTE 7.   CONTINGENCIES

   The Company is involved in litigation pertaining to its long-term health care operations. It is the Company's opinion that any loss incurred would be adequately covered by insurance and the ultimate liability, if any, should not have a material adverse effect on the Company's consolidated financial position.

NOTE 8   EMPLOYEES RETIREMENT PLAN

   The Company has a retirement plan, established in 1998, covering substantially all of its employees. Contributions to the plan in 2000, 1999 and 1998 totaled $53,579, $32,279 and $37,515, respectively.

                         INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INTERWEST MEDICAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       Column A                      Column B             Column C        Column E       Column F
-----------------------             ----------      -------------------  ----------   -------------
                                                         Additions
                                                    -------------------
                                                    Charged
                                    Balance at      to Costs   Charged
                                    Beginning         and      to Other                 Balance at
                                    of Period       Expenses   Accounts  Deductions   End of Period
                                    ----------      --------   --------  ----------   -------------
Allowance for
doubtful accounts

   Year ended
      December 31, 1998             $ 54,844        $ 30,063   $    --   $ 26,412      $ 58,495
                                    ========        ========   =======   ========      ========

   Year ended
      December 31, 1999             $ 58,495        $128,924   $    --   $115,731      $ 71,688
                                    ========        ========   =======   ========      ========

   Year ended
      December 31, 2000             $ 71,688        $  9,696   $    --   $ 24,480      $ 52,932
                                    ========        ========   =======   ========      ========

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors:

         The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.


                                      Year First Became
                                         a Director of
Name                 Age                   Company                Position
----                 ---              ------------------          --------
Arch B. Gilbert      67                     1983 (1)              President,
                                                                  Secretary,
                                                                  Treasurer &
                                                                  Director

                            (1) Date of incorporation

                    (b) Identification of Executive Officers:

Name                               Position                  Age
----                               --------                  ---
Arch B. Gilbert                    President,                 67
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

Item 11. Executive Compensation.

         During the fiscal year ended December 31, 2000, Arch B. Gilbert did not receive any direct remuneration.

         All executive officers as a group (1 person) received cash remuneration in fiscal year 2000 of $0. This does not include legal fees paid to the law firm of the President of reimbursement of expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  (a) The following table sets forth, as of March 23, 2001, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:

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

         (b) The following table sets forth as of March 23, 2001 certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

                                                              Amount and
                                      Name of                 Nature of
                                    Beneficial                Beneficial        Percent
Title of Class                        Owner                   Ownership         of Class
--------------                      ----------                ---------         --------
Common Stock                       Arch B. Gilbert            6,295,000           38.9%

Common Stock                       All Officer and            6,295,000           38.9%
$0.001 Par Value                   Directors as a Group
                                   (1 person)

Item 13. Certain Relationships and Related Transactions.

         The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 2000 of $15,600.00. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 2000 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $19,752. For the year 2000, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $330,000 for legal services rendered.

         In 2001, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreement or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rate.

         In 2000, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

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

                           The following financial statements of the Company are
included in Part II, Item 8:

                  Independent Auditor's Report

                  Consolidated Balance Sheets December 31,
                  2000 and 1999

                  Consolidated Statements of Operations and
                  Comprehensive Income for the Years Ended
                  December 31, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders'
                  Equity for the Years Ended December 31,
                  2000, 1999, and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

                  Note to Consolidated Financial Statements

                  Supporting Schedule

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

                                       INTERWEST MEDICAL CORPORATION



                                       By: /s/ ARCH B. GILBERT, President
                                          -------------------------------------
                                          Arch B. Gilbert, President
                                          Chief Executive Officer,
                                          Chief Financial Officer and
                                          Chief Accounting Officer



Date:  4-6-01
     -----------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ ARCH B. GILBERT, Director
   -------------------------------
   Arch B. Gilbert, Director


Date:  4-6-01
     -----------------------------