Form 10-Q
period 2001-03-31
INTERWEST MEDICAL CORP
filed 2001-05-15
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001  Commission File No. 2-82655
                  --------------                      -------

                          INTERWEST MEDICAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Oklahoma                                    75-1864474
---------------------------------         ------------------------------------
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

                                (Not Applicable)

                       Yes   X                No
                           -----                 -----

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,930,111 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and its results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 2001, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

       /s/

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 11, 2001

                               PART I - EXHIBIT I

                         INTERWEST MEDICAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                               2001            2000
                                                                           ------------    ------------
                                     ASSETS

CURRENT ASSETS
      Cash                                                                 $    474,011    $    885,513
      Accounts receivable - trade                                             2,558,148       2,485,753
      Income tax receivable                                                     898,736         898,736
      Investments - trading                                                   1,170,604       1,379,138
      Prepaid expenses and other receivables                                     69,275          85,095
      Deferred tax asset                                                        305,077         305,077
                                                                           ------------    ------------

             Total current assets                                             5,475,851       6,039,312

PROPERTY AND EQUIPMENT, at cost
      Land                                                                      294,354         294,354
      Buildings and improvements                                              3,958,924       3,958,924
      Equipment and furniture                                                 1,131,775       1,111,681
      Oil and gas properties
         (successful efforts method of accounting)                              166,949         166,949
                                                                           ------------    ------------

                                                                              5,552,002       5,531,908
      Less accumulated depreciation and depletion                             2,102,937       2,038,847
                                                                           ------------    ------------

                                                                              3,449,065       3,493,061
OTHER ASSETS
      Cash escrow accounts                                                       62,414          59,213
      Deferred financing costs, net                                             374,670         374,670
                                                                           ------------    ------------

                                                                                437,084         433,883
                                                                           ------------    ------------

TOTAL ASSETS                                                               $  9,362,000    $  9,966,256
                                                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                                 $     43,938    $     43,938
      Accounts payable                                                        1,464,060       1,561,384
      Accrued expenses                                                          512,017         655,499
                                                                           ------------    ------------

             Total current liabilities                                        2,020,015       2,260,821

DEFERRED TAX LIABILITY                                                           95,550          95,550

LONG-TERM DEBT                                                                4,377,119       4,388,104

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001, authorized 50,000,000 shares,
         issued 22,000,000 shares                                                22,000          22,000
      Additional paid-in capital                                              5,096,745       5,096,745
      Retained earnings (deficit)                                            (1,199,440)       (846,975)
                                                                           ------------    ------------

                                                                              3,919,305       4,271,770
      Less cost of shares held in the treasury,
         2000 - 6,069,889 shares ; 1999 - 5,816,139 shares                      889,989         889,989
      Notes receivable - officer                                                160,000         160,000
                                                                           ------------    ------------

                                                                              2,869,316       3,221,781
                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  9,362,000    $  9,966,256
                                                                           ============    ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                   Three Months Ended
                                                                        March 31,
                                                                   2001            2000
                                                               ------------    ------------
REVENUES
     Patient service revenue                                   $  3,229,829    $  3,173,602
     Other revenue                                                   19,111          22,722
                                                               ------------    ------------

            Total revenue                                         3,248,940       3,196,324

COSTS AND EXPENSES
     Professional care of patients                                1,815,242       1,729,566
     General services                                               571,031         510,497
     Administrative services                                        533,573         740,494
     Other costs                                                      5,584          15,713
     Depreciation, depletion and amortization                        64,090          61,015
                                                               ------------    ------------

            Income from operations                                  259,420         139,039

OTHER INCOME (EXPENSES)
     Investment income (loss)                                      (519,886)        541,626
     Interest income                                                  7,356          22,799
     Interest expense                                               (99,355)        (94,909)
                                                               ------------    ------------

            Income (loss) before taxes on income (loss)            (352,465)        608,555

Provision for income taxes                                               --         195,317
                                                               ------------    ------------

            Net income (loss)                                  $   (352,465)   $    413,238
                                                               ============    ============


Weighted averages shares outstanding                             15,930,111      16,183,611
                                                               ============    ============

Earnings (loss) per common share - basic and diluted           $      (0.02)   $       0.03
                                                               ============    ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                           Three Months Ended
                                                          March 31,     March 31,
                                                            2001          2000
                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ (380,423)   $ (671,045)


CASH FLOWS FROM INVESTING ACTIVITIES
        Payments for acquisition of property                (20,094)      (31,790)
                                                         ----------    ----------

            Net cash used in investing activities           (20,094)      (31,790)


CASH FLOWS FROM FINANCING ACTIVITIES
        Purchase of treasury stock                               --          (175)
        Payments on borrowings                              (10,985)      (34,478)
                                                         ----------    ----------

            Net cash used in financing activities           (10,985)      (34,653)
                                                         ----------    ----------

            Net increase (decrease) in cash                (411,502)     (737,488)

CASH, beginning of period                                   885,513       947,420
                                                         ----------    ----------

CASH, end of period                                      $  474,011    $  209,932
                                                         ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,475,851 and total assets were $9,362,000 at March 31, 2001 as compared to $6,039,312 current assets and $9,966,256 total assets at December 31, 2000. Current liabilities were $2,020,015 at March 31, 2001 as compared to $2,260,821 at December 31, 2000.


Results of Operations

For the Three Months Ended March 31, 2001, operating revenue was $3,248,940; costs and expenses were $2,989,520, net loss was ($352,465) and interest income was $7,356, as compared to the Three Months Ended March 31, 2000, operating revenue of $3,196,324, costs and expenses of $3,057,285, net income of $413,238 and interest income of $22,799.


Cash Flows

For the Three Months Ended March 31, 2001, cash flows from operating activities were ($380,423), cash flows from investing activities were ($20,094), cash flows from financing activities were ($10,985), net decrease in cash was ($411,502), cash at the beginning of the period was $885,513, and cash at the end of the period was $474,011 as compared to the Three Months Ended March 31, 2000, to cash flows from operating activities of ($671,045), cash flows from investing activities of ($31,790), cash flows from financing activities of ($34,653), net decrease in cash of ($737,488), cash at the beginning of the period of $947,420 and cash at the end of the period of $209,932.

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

                                    INTERWEST MEDICAL CORPORATION



                                    By:    /s/ ARCH B. GILBERT
                                       -----------------------------------------
                                    Arch B. Gilbert, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer, and
                                    Chief Accounting Officer

Date:    May 14, 2001