Form 10-Q
period 2001-06-30
INTERWEST MEDICAL CORP
filed 2001-08-13
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001                Commission File No. 2-82655

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

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,             December 31,
                                                                                   2001                  2000
                                                                                -----------           -----------
                                                                                (unaudited)
                                 ASSETS
CURRENT ASSETS
      Cash                                                                      $   727,257           $   885,513
      Accounts receivable - trade                                                 2,432,444             2,485,753
      Income taxes receivable                                                       898,736               898,736
      Investments - trading                                                       1,351,262             1,379,138
      Prepaid expenses and other receivables                                        102,633                85,095
      Deferred tax asset                                                            305,077               305,077
                                                                                -----------           -----------
              Total current assets                                                5,817,409             6,039,312

PROPERTY AND EQUIPMENT, at cost
      Land                                                                          294,354               294,354
      Buildings and improvements                                                  3,959,996             3,958,924
      Equipment and furniture                                                     1,265,728             1,111,681
      Oil and gas properties (successful efforts method of accounting)              166,949               166,949
                                                                                -----------           -----------
                                                                                  5,687,027             5,531,908
      Less accumulated depreciation                                               2,167,027             2,038,847
                                                                                -----------           -----------

                                                                                  3,520,000             3,493,061
OTHER ASSETS
      Cash escrow accounts                                                           65,615                59,213
      Deferred financing costs, net                                                 374,670               374,670
                                                                                -----------           -----------

                                                                                    440,285               433,883
                                                                                -----------           -----------
TOTAL ASSETS                                                                    $ 9,777,694           $ 9,966,256
                                                                                ===========           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                                      $    43,938           $    43,938
      Accounts payable                                                            1,494,044             1,561,384
      Accrued expenses                                                              527,405               655,499
                                                                                -----------           -----------

              Total current liabilities                                           2,065,387             2,260,821
                                                                                -----------           -----------

DEFERRED TAX LIABILITY                                                               95,550                95,550

LONG-TERM DEBT                                                                    4,366,134             4,388,104

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 22,000,000 shares                     22,000                22,000
      Additional paid-in capital                                                  5,096,745             5,096,745
      Retained earnings                                                            (818,133)             (846,975)
                                                                                -----------           -----------

                                                                                  4,300,612             4,271,770
      Less

          Cost of shares held in the treasury
              2001 - 6,069,889 shares; 2000 - 5,817,889 shares                      889,989               889,989
          Notes receivable - officer                                                160,000               160,000
                                                                                -----------           -----------
                                                                                  3,250,623             3,221,781
                                                                                -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 9,777,694           $ 9,966,256
                                                                                ===========           ===========

See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                             2001                2000                2001                2000
                                         ------------        ------------        ------------        ------------
Net patient service revenue              $  3,474,853        $  3,086,315        $  6,704,682        $  6,259,917
Other revenue                                  24,430              94,823              43,541             117,545
                                         ------------        ------------        ------------        ------------
         Total revenue                      3,499,283           3,181,138           6,748,223           6,377,462

COSTS AND EXPENSES
     Professional care of patients          1,906,990           1,714,501           3,722,232           3,444,067
     General services                         609,703             558,985           1,180,734           1,069,482
     Administrative services                  636,872             529,233           1,170,445           1,269,727
     Other costs                                3,216              15,685               8,800              31,398
     Depreciation, depletion
         and amortization                      64,090              64,997             128,180             126,012
                                         ------------        ------------        ------------        ------------
         Income from operations               278,412             297,737             537,832             436,776

OTHER INCOME (EXPENSES)
     Interest income                            4,929              27,990              12,285              50,789
     Interest expense                         (86,147)           (109,843)           (185,502)           (204,752)
     Investment income (loss)                 184,113            (829,884)           (335,773)           (288,258)
                                         ------------        ------------        ------------        ------------
         Income (loss) before
            taxes on income (loss)            381,307            (614,000)             28,842              (5,445)

     Provision (benefit)
         for income taxes                          --            (197,168)                 --              (1,851)
                                         ------------        ------------        ------------        ------------
NET INCOME (LOSS)                        $    381,307        ($   416,832)       $     28,842        ($     3,594)
                                         ============        ============        ============        ============

Weighted average number
     of shares outstanding                 15,930,111          16,182,151          15,930,111          16,182,861
                                         ============        ============        ============        ============
Earnings per common share -
     basic and diluted                   $       0.02        ($      0.03)       $       0.00        $       0.00
                                         ============        ============        ============        ============

See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                         2001                2000
                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES                   $  25,235          ($370,430)


CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for acquisition of property              (155,119)          (114,780)
      Net changes in escrow accounts                      (6,402)            (6,402)
                                                       ---------          ---------
           Net cash provided by
                (used in) investing activities          (161,521)          (121,182)

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                              --               (325)
      Payments on borrowings                             (21,970)           (70,283)
      Sale of property and equipment                          --             80,000
                                                       ---------          ---------
           Net cash provided by
                (used in) financing activities           (21,970)             9,392
                                                       ---------          ---------

           Net increase (decrease) in cash              (158,256)          (482,220)

CASH, beginning of period                                885,513            947,420
                                                       ---------          ---------

CASH, end of period                                    $ 727,257          $ 465,200
                                                       =========          =========


See Accompanying Notes to Condensed
 Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and its results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 2001 and the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 9, 2001



                               PART I - EXHIBIT I

Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,817,409 and total assets were $9,777,694 at June 30, 2001 as compared to current assets $6,039,312 and $9,966,256 total assets at December 31, 2000. Current liabilities were $2,065,387 at June 30, 2001 as compared to $2,260,821 at December 31, 2000.

Results of Operations

For the Three Months Ended June 30, 2001, operating revenue was $3,499,283; costs and expenses were $3,220,871, net income was $381,307 and interest income was $4,929, as compared to the Three Months Ended June 30, 2000, operating revenue of $3,181,138 , costs and expenses of $2,883,401, net income of ($416,832) and interest income of $27,990.

For the Six Months Ended June 30, 2001, operating revenue was $6,748,223; costs and expenses were $6,210,391; net income was $28,842 and interest income was $12,285, as compared to the Six Months Ended June 30, 2000, operating revenue of $6,377,462; costs and expenses of $5,940,686; net loss of ($3,594) and interest income of $50,789.

Cash Flows

For the Six Months Ended June 30, 2001, cash flows from operating activities were $25,235, cash flows from investing activities were ($161,521), cash flows from financing activities were ($21,970), net decrease in cash was ($158,256), cash at the beginning of the period was $885,513, and cash at the end of the period was $727,257 as compared to the Six Months Ended June 30, 2000, to cash flows from operating activities of ($370,430), cash flows from investing activities of ($121,182), cash flows from financing activities of $9,392, net decrease in cash of ($482,220), cash at the beginning of the period of $947,420, and cash at the end of the period of $465,200.

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

                                                INTERWEST MEDICAL CORPORATION



                                                By: /s/ Arch B. Gilbert
                                                    ----------------------------
                                                    Arch B. Gilbert, President,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer, and
                                                    Chief Accounting Officer

Date:    August 13, 2001