Form 10-Q
period 2001-09-30
INTERWEST MEDICAL CORP
filed 2001-11-01
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended September 30, 2001 Commission File No. 2-82655

                          INTERWEST MEDICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                    75-1864474
----------------------------             --------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organi-
zation)

                 Arlington Heights Professional Office Building
              3221 Hulen Street, Suite C, Fort Worth, TX 76107-6193
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

(Not Applicable)

                       Yes    X                       No
                            -----                         -----------

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,930,111 shares of Common Stock, $0.001 Par Value.

                      INTERWEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,  December 31,
                                                                            2001          2000
                                                                        ------------   -----------
                                                                         (unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                               $ 1,828,904   $   885,513
      Accounts receivable - trade                                          2,871,058     2,485,753
      Income taxes receivable                                                     --       898,736
      Investments - trading                                                  862,158     1,379,138
      Prepaid expenses and other receivables                                 195,508        85,095
      Deferred tax asset                                                     306,910       305,077
                                                                         -----------   -----------

              Total current assets                                         6,064,538     6,039,312

PROPERTY AND EQUIPMENT, at cost
      Land                                                                   294,354       294,354
      Buildings and improvements                                           3,959,996     3,958,924
      Equipment and furniture                                              1,242,533     1,111,681
      Oil and gas properties (successful efforts method of accounting)       166,949       166,949
                                                                         -----------   -----------

                                                                           5,663,832     5,531,908
      Less accumulated depreciation                                        2,232,709     2,038,847
                                                                         -----------   -----------

                                                                           3,431,123     3,493,061
OTHER ASSETS
      Cash escrow accounts                                                    68,816        59,213
      Deferred financing costs, net                                          374,670       374,670
                                                                         -----------   -----------

                                                                             443,486       433,883
                                                                         -----------   -----------

TOTAL ASSETS                                                             $ 9,939,147   $ 9,966,256
                                                                         ===========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                               $    43,938   $    43,938
      Accounts payable                                                     1,900,119     1,561,384
      Accrued expenses                                                       566,854       655,499
      Income taxes payable                                                   131,526            --
                                                                         -----------   -----------

              Total current liabilities                                    2,642,437     2,260,821
                                                                         -----------   -----------

DEFERRED TAX LIABILITY                                                        95,550        95,550

LONG-TERM DEBT                                                             4,352,803     4,388,104

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 22,000,000 shares              22,000        22,000
      Additional paid-in capital                                           5,096,745     5,096,745
      Retained earnings                                                   (1,220,399)     (846,975)
                                                                         -----------   -----------

                                                                           3,898,346     4,271,770
      Less
          Cost of shares held in the treasury
              2001 - 6,069,889 shares; 2000 - 5,817,889 shares               889,989       889,989
          Notes receivable - officer                                         160,000       160,000
                                                                         -----------   -----------

                                                                           2,848,357     3,221,781
                                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 9,939,147   $ 9,966,256
                                                                         ===========   ===========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                          Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         2001           2000            2001             2000
                                     ------------    ------------    ------------    ------------
Net patient service revenue          $  3,499,154    $  3,106,632    $ 10,203,836    $  9,366,549
Other revenue                              10,690          28,270          54,231         145,815
                                     ------------    ------------    ------------    ------------

            Total revenue               3,509,844       3,134,902      10,258,067       9,512,364

COSTS AND EXPENSES
     Professional care of patients      2,029,131       1,817,754       5,751,363       5,261,821
     General services                     649,453         574,399       1,830,187       1,643,881
     Administrative services              492,494         442,150       1,662,939       1,711,877
     Other costs                            3,181           5,317          11,981          36,715
     Depreciation, depletion
         and amortization                  65,682          64,997         193,862         191,009
                                     ------------    ------------    ------------    ------------

            Income from operations        269,903         230,285         807,735         667,061

OTHER INCOME (EXPENSES)
     Interest income                       19,678          13,408          31,963          64,197
     Interest expense                     (82,388)       (154,658)       (267,890)       (359,410)
     Investment income (loss)            (609,459)       (765,419)       (945,232)     (1,053,677)
                                     ------------    ------------    ------------    ------------

            Income (loss) before
                taxes on income          (402,266)       (676,384)       (373,424)       (681,829)

     Provision (benefit)
         for income taxes                      --        (229,341)             --        (231,192)
                                     ------------    ------------    ------------    ------------

            Net income (loss)        $   (402,266)   $   (447,043)   $   (373,424)   $   (450,637)
                                     ============    ============    ============    ============


Per share of common stock
     Weighted average number
         of shares outstanding         15,930,111      16,182,111      15,930,111      16,182,611
                                     ============    ============    ============    ============

Earnings per common share -
     basic and diluted               $      (0.03)   $      (0.03)   $      (0.02)   $      (0.03)
                                     ============    ============    ============    ============


See Accompanying Notes to Condensed
Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                 $ 1,120,219    $  (363,800)


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment            --         80,000
      Payments for acquisition of property              (131,924)      (116,780)
      Net changes in escrow accounts                      (9,603)        (9,603)
                                                     -----------    -----------

           Net cash used in investing activities        (141,527)       (46,383)


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                              --           (325)
      Payments on borrowings                             (35,301)      (108,142)
                                                     -----------    -----------

           Net cash used in financing activities         (35,301)      (108,467)
                                                     -----------    -----------

           Net change in cash                            943,391       (518,650)

CASH, beginning of period                                885,513        947,420
                                                     -----------    -----------

CASH, end of period                                  $ 1,828,904    $   428,770
                                                     ===========    ===========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001, and its results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, has performed a review of the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2001 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated, March 18, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
October 26, 2001

611



                               PART I - EXHIBIT I

Item 2.    Management's Discussion and Analysis
           of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $6,064,538 and total assets were $9,939,147 at September 30, 2001 as compared to $6,039,312 current assets and $9,966,256 total assets at December 31, 2000. Current liabilities were $2,642,437 at September 30, 2001 as compared to $2,260,821 at December 31, 2000.

Results of Operations

For the Three Months Ended September 30, 2001, operating revenue was $3,509,844; costs and expenses were $3,239,941, net loss was ($402,266) and interest income was $19,678, as compared to the Three Months Ended September 30, 2000, operating revenue of $3,134,902, costs and expenses of $2,904,127, net loss of ($447,043) and interest income of $13,408.

For the Nine Months Ended September 30, 2001, operating revenue was $10,258,067; costs and expenses were $9,450,332, net loss was ($373,424) and interest income was $31,963, as compared to the Nine Months Ended September 30, 2000, operating revenue of $9,512,364, costs and expenses of $8,845,303, net loss of ($450,637) and interest income of $64,197.

Cash Flows

For the Nine Months Ended September 30, 2001, cash flows from operating activities were $1,120,219, cash flows from investing activities were ($141,527), cash flows from financing activities were ($35,301), net change in cash was $943,391, cash at the beginning of the period was $885,513, and cash at the end of the period was $1,828,904 as compared to the Nine Months Ended September 30, 2000, to cash flows from operating activities of ($363,800), cash flows from investing activities of ($46,383), cash flows from financing activities of ($108,467), net change in cash of ($518,650), cash at the beginning of the period of $947,420 and cash at the end of the period of $428,770.

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

Date:    October 29, 2001