Form 10-K
period 2001-12-31
INTERWEST MEDICAL CORP
filed 2002-03-22
CIK 717197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM                   TO                  .
                       -----------------    -----------------

                  Commission file number                      No. 0-11881
                                                     ---------------------------

                          INTERWEST MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                              75-1864474
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3221 Hulen Street, Suite C
Fort Worth, Texas                                                     76107-6193
----------------------------------------                              ----------
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

         As of December 31, 2001, the aggregate market value of the 9,629,611 shares of voting Common Stock held by non-affiliates of the Company was approximately $1,227,775 based on the average bid and asked price on that date.


APPLICABLE ONLY TO CORPORATE REGISTRANTS


         Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

                                                                Shares Outstanding
             Class                                            as of December 31, 2001
             -----                                            -----------------------
         Common Stock,
         $0.001 Par Value                                           15,924,611


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

Item 2. Properties.

         The Company owns and operates a 156-bed skilled nursing home located on a nine-acre parcel of land in Colton, California. At December 31, 2001, the Company had an undepreciated cost of $3,330,279 in such facility, including equipment and furniture. In 2001, the Company had a net loss of $(1,175,523).

Item 3. Legal Proceedings.

         In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001, except for the election of directors at the annual meeting of shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

     Period                                                Low Bid      High Bid
     ------                                                -------      --------
1st Quarter, 2000                                          $0.1400       $0.2200
2nd Quarter, 2000                                          $0.1400       $0.2001
3rd Quarter, 2000                                          $0.1300       $0.1800
4th Quarter, 2000                                          $0.1200       $0.1600

1st Quarter, 2001                                          $0.1200       $0.1600
2nd Quarter, 2001                                          $0.1100       $0.1500
3rd Quarter, 2001                                          $0.1100       $0.1500
4th Quarter, 2001                                          $0.1000       $0.1300

         As of March 12, 2002, the approximate number of holders of Common Stock was 1,789. No cash dividends had been paid as of December 31, 2001, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.
------   -----------------------

The following table sets forth certain summary financial information concerning the Company.

                          2001            2000            1999           1998           1997
                      ------------    ------------    ------------   ------------   ------------
Operating Revenues    $ 13,347,836    $ 12,391,483    $ 11,295,408   $ 11,316,121   $ 10,123,168

Net income (loss)         (822,941)     (2,512,242)      1,657,032      1,305,551        609,112

Total Assets             9,119,421       9,966,256      13,247,657     10,137,541      9,522,248

Long-term debt           4,340,814       4,388,104       4,435,560      4,558,274      4,530,234

Earnings per common
   share                     (0.05)          (0.16)           0.11           0.08           0.04

Cash dividends
   declared                   0.00            0.00            0.00           0.00           0.00

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

         During the year 2001, the Company's cash increased from $885,513 to $ 1,412,024. Accordingly, there was an increase in cash of $526,511. Additionally, the Company's trading assets increased from $1,379,138 to $1,477,949, or a increase of $ 98,811. These increases were the result of operations and investment trading activities.

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

         Operating profit for 2000 was $564,770, as compared to operating profit of $704,399 for 1999. Comprehensive income decreased from $2,153,584 for 1999 to $(2,512,242) for the year 2000. The decrease was the result of investment trading losses.

         Operating profit for 2001 was $ 230,370, as compared to operating profit of $564,770 for 2000. Comprehensive income (loss) decreased from $(2,512,242) to $(822,941) for the year 2001. The decrease was the result of a reduction in investment trading losses.

         (c) Effects of Inflation:

         The Company is of the view that inflation did not affect its operations in 2001 and should not in 2002.

Item 8. Financial Statements and Supplementary Data.

                                                                                   Page No.
                                                                                   -------
Independent Auditor's Report                                                         F-1

Consolidated Balance Sheets
December 31, 2001 and 2000                                                           F-2

Consolidated Statements of
Operations and Comprehensive
Income for the Years Ended
December 31, 2001, 2000 and 1999                                                     F-4

Consolidated Statements of
Stockholders' Equity for Years Ended
December 31, 2001, 2000 and 1999                                                     F-5

Consolidated Statements of
Cash Flows for the Years
Ended December 2001, 2000 and 1999                                                   F-6

Notes to Consolidated
Financial Statements                                                                 F-8

Schedule II - Valuation
and Qualifying Accounts                                                              F-16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2001.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
February 18, 2002

                                                                        (1 of 2)

                          INTERWEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                             2001         2000
                                                          ----------   ----------
                                     ASSETS

CURRENT ASSETS
     Cash, including interest bearing accounts,
         2001 $1,026,469; 2000 $828,677                   $1,412,024   $  885,513
     Accounts receivable - trade, net of allowance for
         doubtful accounts, 2001 $174,195; 2000 $52,932    2,359,104    2,485,753
     Income tax receivable                                     4,641      898,736
     Investments - trading                                 1,477,949    1,379,138
     Prepaid expenses and other receivables                   86,637       85,095
     Deferred tax asset                                           --      305,077
                                                          ----------   ----------

             Total current assets                          5,340,355    6,039,312


PROPERTY AND EQUIPMENT, at cost
     Land                                                    294,354      294,354
     Buildings and improvements                            3,960,924    3,958,924
     Equipment and furniture                               1,236,298    1,111,681
     Oil and gas properties
         (successful efforts method of accounting)           170,489      166,949
                                                          ----------   ----------

                                                           5,662,065    5,531,908
     Less accumulated depreciation and depletion           2,272,882    2,038,847
                                                          ----------   ----------

                                                           3,389,183    3,493,061
OTHER ASSETS
     Cash escrow accounts                                     27,888       59,213
     Deferred financing costs, net                           361,995      374,670
                                                          ----------   ----------

                                                             389,883      433,883
                                                          ----------   ----------

TOTAL ASSETS                                              $9,119,421   $9,966,256
                                                          ==========   ==========

                                                                        (2 of 2)

                          INTERWEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                                 2001            2000
                                                             ------------    ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                    $     47,290    $     43,938
     Accounts payable                                           1,736,400       1,561,384
     Accrued salaries                                             596,627         655,499
                                                             ------------    ------------

             Total current liabilities                          2,380,317       2,260,821



DEFERRED TAX LIABILITY                                                 --          95,550



LONG-TERM DEBT                                                  4,340,814       4,388,104


STOCKHOLDERS' EQUITY
     Common stock, par value $0.001,
         authorized 50,000,000 shares;
         issued 22,000,000 shares                                  22,000          22,000
     Additional paid-in capital                                 5,096,745       5,096,745
     Retained earnings (deficit)                               (1,669,916)       (846,975)
                                                             ------------    ------------

                                                                3,448,829       4,271,770
     Less cost of shares held in the treasury,
         2001 - 6,075,389 shares; 2000 - 6,069,889 shares         890,539         889,989
     Notes receivable - officer                                   160,000         160,000
                                                             ------------    ------------

                                                                2,398,290       3,221,781
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  9,119,421    $  9,966,256
                                                             ============    ============

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                       2001            2000            1999
                                                   ------------    ------------    ------------
REVENUES
     Patient service revenue                       $ 13,284,809    $ 12,241,496    $ 11,174,046
     Other revenue                                       63,027         149,987         121,362
                                                   ------------    ------------    ------------

            Total revenue                            13,347,836      12,391,483      11,295,408

COSTS AND EXPENSES
     Professional care of patients                    7,775,638       7,038,613       6,159,646
     General services                                 2,436,208       2,449,933       2,154,722
     Administrative services                          2,621,360       1,996,709       1,923,349
     Other costs                                         16,782          70,226          85,593
     Depreciation, depletion and amortization           267,478         271,232         267,699
                                                   ------------    ------------    ------------

                                                        230,370         564,770         704,399

OTHER INCOME (EXPENSES)
     Gain (loss) on sale of securities                 (690,316)     (3,662,353)      2,192,307
     Interest income                                     64,407          90,579          73,239
     Interest expense                                  (352,209)       (500,601)       (408,304)
                                                   ------------    ------------    ------------

            Income (loss) before taxes on income       (747,748)     (3,507,605)      2,561,641

Provision (benefit) for income taxes                     75,193        (995,363)        904,609
                                                   ------------    ------------    ------------

            Net income (loss)                          (822,941)     (2,512,242)      1,657,032

Other comprehensive income, net of tax
     Unrealized holding gains on securities                  --              --         851,352
     Reclassification adjustment for
        gains included in net income                         --              --        (354,800)
                                                   ------------    ------------    ------------

            Comprehensive income (loss)            $   (822,941)   $ (2,512,242)   $  2,153,584
                                                   ============    ============    ============

Weighted averages shares outstanding                 15,929,353      16,192,803      15,689,508
                                                   ============    ============    ============

Earnings per common share - basic and diluted      $      (0.05)   $      (0.16)   $       0.11
                                                   ============    ============    ============

                          INTERWEST MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                                                                      Income
                                                                                   (Unrealized
                                                                                     Holding
                                                                                  Gains/Losses
                              Common Stock                                        on Securities
                         -------------------------   Additional     Retained        Available
                          Number of        Par         Paid-in      Earnings        for Sale)        Treasury
                           Shares         Value        Capital      (Deficit)      Net of Tax         Stock
                         -----------   -----------   -----------   -----------    -------------    -----------
BALANCE,
   December 31, 1998      20,000,000   $    20,000   $ 4,798,745   $     8,235    $    (496,552)   $  (857,254)
     Net income                   --            --            --     1,657,032               --             --
     Issuance of
       common stock        2,000,000         2,000       298,000            --               --             --
     Purchase of
       11,800 shares
       of common stock            --            --            --            --               --         (2,170)
     Other compre-
       hensive income             --            --            --            --          496,552             --
                         -----------   -----------   -----------   -----------    -------------    -----------

BALANCE,
   December 31, 1999      22,000,000        22,000     5,096,745     1,665,267               --       (859,424)
     Net loss                     --            --            --    (2,512,242)              --             --
     Purchase of
       253,750 shares
       of common stock            --            --            --            --               --        (30,565)
                         -----------   -----------   -----------   -----------    -------------    -----------

BALANCE,
   December 31, 2000      22,000,000        22,000     5,096,745      (846,975)              --       (889,989)
     Net loss                     --            --            --      (822,941)              --             --
     Purchase of
       5,500 shares
       of common stock            --            --            --            --               --           (550)
                         -----------   -----------   -----------   -----------    -------------    -----------

BALANCE,
   December 31, 2001      22,000,000   $    22,000   $ 5,096,745   $(1,669,916)   $          --    $  (890,539)
                         ===========   ===========   ===========   ===========    =============    ===========

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                        2001            2000            1999
                                                    ------------    ------------    ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES
        Cash received from customers/patients       $ 13,474,485    $ 12,300,318    $ 10,944,141
        Interest received                                 62,955          90,579          66,039
        Cash paid to suppliers and employees         (12,735,386)    (11,367,724)    (10,018,761)
        Investments - net                               (789,127)        626,049      (4,708,588)
        Interest paid                                   (352,209)       (500,601)       (408,304)
        Income taxes paid (refunded)                   1,028,429      (1,000,000)        (65,000)
                                                    ------------    ------------    ------------

            Net cash provided by
               (used in) operating activities            689,147         148,621      (4,190,473)

CASH FLOWS FROM
     INVESTING ACTIVITIES
        Purchase of property and equipment              (150,925)       (123,025)       (264,432)
        Proceeds from sale of assets                          --          84,000       9,682,051
        Purchase of investments                               --              --      (4,604,569)
        Mortgage escrow deposits, net                     32,777         (13,876)        (13,624)
                                                    ------------    ------------    ------------

            Net cash provided by
               (used in) investing activities           (118,148)        (52,901)      4,799,426

CASH FLOWS FROM
     FINANCING ACTIVITIES
        Payments on debt                                 (43,938)       (127,062)       (119,692)
        Purchase of treasury stock                          (550)        (30,565)         (2,170)
                                                    ------------    ------------    ------------

            Net cash used in financing activities        (44,488)       (157,627)       (121,862)
                                                    ------------    ------------    ------------

            Net increase (decrease) in cash              526,511         (61,907)        487,091

CASH, beginning of period                                885,513         947,420         460,329
                                                    ------------    ------------    ------------

CASH, end of period                                 $  1,412,024    $    885,513    $    947,420
                                                    ============    ============    ============

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (continued)



                                                      2001            2000            1999
                                                  ------------    ------------    ------------
RECONCILIATION OF NET INCOME
     (LOSS) TO NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES

     Net income (loss)                            $   (822,941)   $ (2,512,242)   $  1,657,032

     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities

        (Gain) loss on sale of securities              690,316       3,662,353      (2,192,307)
        Other gains                                         --         (41,788)             --
        Depreciation and amortization                  267,478         271,232         267,699
        Abandonments                                        --          27,828           4,056
        Stock issuance for compensation                     --              --         140,000
        Deferred taxes                                 209,527        (386,324)        149,692
        Changes in assets and liabilities
            Accounts receivable                        126,649         (49,377)       (328,061)
            Prepaid expenses
               and other receivables                    (1,542)        (20,089)         58,407
            Trading securities, net of transfer       (789,127)        626,049      (4,708,588)
            Accounts payable                           175,016         192,571         108,334
            Accrued liabilities                        (58,872)        (17,141)        (36,654)
            Income taxes payable (receivable)          894,095      (1,604,451)        689,917
            Other                                       (1,452)             --              --
                                                  ------------    ------------    ------------

            Net cash provided by
               (used in) operating activities     $    689,147    $    148,621    $ (4,190,473)
                                                  ============    ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

         In April 1999, the Company issued 2,000,000 shares of common stock to an officer for a note receivable of $160,000. The note bears interest at 6% annually, principal is due at maturity, April 1, 2004. Interest accrued on the note was $9,600 in 2001 and 2000,and $ 7,200 in 1999.

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

     RECLASSIFICATIONS

          Certain reclassifications have been made to 2000 and 1999 captions to conform to the 2001 presentation.

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

     FINANCIAL INSTRUMENTS

          Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see
          Note 2. The fair value of debt is estimated as its carrying value at December 31, 2001 and 2000, based upon current interest rates of similar debt which approximates the Company's mortgage interest rate.

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     REVENUE

          The Company operates an acute care facility in Colton, California.

          Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others for service rendered. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal). Approximately 52% of 2001 revenue was derived from a contract with one health maintenance organization.

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

     EARNINGS PER COMMON SHARE

          In 1999, the effect of dilutive common shares was immaterial. Dilutive earnings per share have not been presented for 2001 and 2000 since the inclusion of potential common stock would be antidilutive.

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

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     STOCK-BASED COMPENSATION

          The Company recognizes compensation costs for stock-based compensation plans based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The dates that quoted market prices are determined may vary depending on whether the terms of an award are fixed or variable.

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

     Included in gain (loss) on sale of investments for 2001 and 2000 is $ 418,728 and $488,228, respectively, of unrealized loss on trading securities still held at December 31, 2001 and 2000. Included in gain
     (loss) on sale of investments for 1999 is $279,158 of unrealized gain on trading securities still held at December 31, 1999. Effective October 1, 1999, the Company's investment securities, previously classified as available for sale were transferred to the trading category. Unrealized losses at that date of $223,376 have been recognized in the accompanying 1999 financial statements.

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

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. CAPITAL STOCK

     Options are exercisable only by the participants and are not assignable during their lifetime and must be exercised within one year of the death of the participant by his legal representatives.

     A summary of the status of the Company's stock options for 2001 and 2000 is as follows:

                                     2001                2000
                               -----------------   -----------------
                                        Weighted            Weighted
                                        Average             Average
                               Shares   Exercise   Shares   Exercise
                                (000)    Price      (000)    Price
                               ------   --------   ------   --------
Outstanding, beginning          1,500   $    .15    1,500   $    .15
     Granted                       --         --       --
     Exercised                     --         --       --         --
     Forfeited                     --         --       --         --
                               ------   --------   ------   --------

Outstanding, ending             1,500   $    .15    1,500   $    .15
                               ======   ========   ======   ========

Options exercisable
     at year end                1,500   $    .15    1,500   $    .15
                               ======   ========   ======   ========

Weighted average fair
     value of options
     granted during the year            $     --            $     --
                                        ========            ========

     At December 31, 2001, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 7.25 years.

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date, the Company's net income and income per share for 1999 would have been $ 1,528,332 and $ 0.10, respectively.

     Compensation cost under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 5 years; expected volatility of 138.25% and a risk-free interest rate of 6.0%.

NOTE 4. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001, 2000 and 1999, Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $225,326, $330,000 and $141,700, respectively, for legal services rendered.

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. RELATED PARTY TRANSACTIONS - CONTINUED

     During the years ended December 31, 2001, 2000 and 1999, the above corporation was reimbursed $50,273, $35,352 and $35,352, respectively, for expenses incurred on behalf of the Company.

     During 2001 and 2000, the wife of the Company's president performed consulting services for the Company for which she received annual cash compensation of $36,000.

NOTE 5. FEDERAL INCOME TAXES

     The Company's tax provision (benefit) for 2001, 2000 and 1999 consists of the following:

                                            2001          2000          1999
                                         ----------    ----------    ----------
Current payable (receivable)             $ (134,334)   $ (609,039)   $  754,917
Deferred taxes                                   --      (386,324)      149,692
Re-evaluation of valuation allowance
    on beginning temporary differences      209,527            --            --
                                         ----------    ----------    ----------

                                         $   75,193    $ (995,363)   $  904,609
                                         ==========    ==========    ==========

The 2001, 2000 and 1999 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

                                             2001            2000            1999
                                         ------------    ------------    ------------
Tax at statutory rates                   $   (254,234)   $ (1,192,586)   $    870,958
Re-evaluation of valuation allowance
    on beginning temporary differences        209,527              --              --
Losses not providing benefits                 119,855         222,249              --
Other                                              45         (25,026)         33,651
                                         ------------    ------------    ------------

                                         $     75,193    $   (995,363)   $    904,609
                                         ============    ============    ============

     All income (loss) since inception relates to domestic activity.

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. FEDERAL INCOME TAXES - CONTINUED

     The tax effects of temporary differences at December 31, 2001 and 2000 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                   2001          2000
                                                ----------    ----------
Deferred tax assets
     Unrealized loss on marketable securities   $  142,367    $  165,998
     Expenses deduction in future periods           59,226        17,997
     Capital loss carryforward                     429,720       343,331
                                                ----------    ----------

                                                   631,313       527,326
Deferred tax liabilities
     Depreciation and depletion                   (100,269)      (95,550)
     Unrealized gain on marketable securities           --            --
     Valuation allowance                          (531,044)     (222,249)
                                                ----------    ----------

Total deferred tax asset (liabilities), net     $       --    $  209,527
                                                ==========    ==========

     During 2001, the valuation allowance increased $308,795. The valuation allowance increased $222,249 in 2000.

     The Company has a capital loss carryforward of approximately $1,264,000 expiring in 2006.

NOTE 6. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                       2001         2000
                                                    ----------   ----------
Mortgage loan for financing of a nursing home
constructed in Colton, California. The mortgage
loan bears interest at 7.375%, is due in monthly
installments of $30,778 (principal and interest),
matures in June, 2030 and is secured by real
estate                                              $4,388,104   $4,432,042

Less current maturities                                 47,290       43,938
                                                    ----------   ----------

                                                    $4,340,814   $4,388,104
                                                    ==========   ==========

     Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

                2002                            $   47,290
                2003                                50,898
                2004                                54,782
                2005                                58,961
                2006                                63,460
                Thereafter                       4,112,713

                          INTERWEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. CONTINGENCIES

     The Company is involved in litigation pertaining to its long-term health care operations. It is the Company's opinion that any loss incurred would be adequately covered by insurance and the ultimate liability, if any, should not have a material adverse effect on the Company's consolidated financial position.

NOTE 8. EMPLOYEES RETIREMENT PLAN

     The Company has a retirement plan covering substantially all of its employees. Contributions to the plan in 2001, 2000 and 1999 totaled $79,518, $53,579 and $32,279, respectively.

                          INTERWEST MEDICAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



       Column A            Column B         Column C         Column E      Column F
                          ----------   ------------------   ----------   -------------
                                           Additions
                                       ------------------
                                       Charged
                          Balance at   to Costs   Charged
                          Beginning      and      to Other                  Balance at
                          of Period    Expenses   Accounts   Deductions   End of Period
                          ----------   --------   --------   ----------   -------------
Allowance for
doubtful accounts

   Year ended
      December 31, 1999   $   58,495   $128,924   $     --   $  115,731   $      71,688
                          ==========   ========   ========   ==========   =============

   Year ended
      December 31, 2000   $   71,688   $  9,696   $     --   $   24,480   $      52,932
                          ==========   ========   ========   ==========   =============

   Year ended
      December 31, 2001   $   52,932   $129,127   $     --   $    7,864   $     174,195
                          ==========   ========   ========   ==========   =============

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a) Identification of Directors:

         The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

                                   Year First Became
                                     a Director of
Name                    Age             Company           Position
----                    ---        -----------------      --------
Arch B. Gilbert         68               1983(1)          President,
                                                          Secretary,
                                                          Treasurer &
                                                          Director

(1) Date of incorporation

         (b) Identification of Executive Officers:

Name                               Position                  Age
----                               --------                  ---
Arch B. Gilbert                    President,                68
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

         No personal meetings of the directors took place in 2001. All resolutions of the directors were taken by written consent.

         (c) Compliance with Section 16(a) of The Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

         During the fiscal year ended December 31, 2001, Arch B. Gilbert did not receive any direct remuneration.

         All executive officers as a group (1 person) received cash remuneration in fiscal year 2001 of $0. This does not include legal fees paid to the law firm of the President or reimbursement of expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  (a) The following table sets forth, as of March 23, 2001, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:

Name and Address                              Shares
      of                                    Beneficially
Beneficial Owner                               Owned                   Percent
----------------                            ------------               -------
Arch B. Gilbert                             6,295,000(1)               38.9%
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

         (b) The following table sets forth as of December 31, 2001, certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

                                                       Amount and
                            Name of                    Nature of
                           Beneficial                  Beneficial         Percent
Title of Class               Owner                     Ownership          of Class
--------------             ----------                  ----------         --------
Common Stock               Arch B. Gilbert              6,295,000           39.5%

Common Stock               All Officer and              6,295,000           39.5%
$0.001 Par Value           Directors as a Group
                           (1 person)

Item 13. Certain Relationships and Related Transactions.

         The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 2001 of $24,000. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 2001 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $26,273.60. For the year 2001, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $225,326 for legal services rendered.

         In 2002, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreement or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rate.

         In 2001, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $36,000.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements.

                The following financial statements of the Company are included in Part II, Item 8:

             Independent Auditor's Report

             Consolidated Balance Sheets December 31, 2001
             and 1999

             Consolidated Statements of Operations and
             Comprehensive Income for the Years Ended
             December 31, 2001, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 1999, and 1998

             Consolidated Statements of Cash Flows for the
             Years Ended December 31, 2001, 1999, and 1998

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

                                       INTERWEST MEDICAL CORPORATION



                                       By: /s/ ARCH B. GILBERT
                                          --------------------------------------
                                          Arch B. Gilbert, President
                                          Chief Executive Officer,
                                          Chief Financial Officer and
                                          Chief Accounting Officer



Date: March 22, 2002
     -----------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ ARCH B. GILBERT
   -------------------------------
   Arch B. Gilbert, Director


Date: March 22, 2002
     -----------------------------