Form 10-Q
period 2002-03-31
INTERWEST MEDICAL CORP
filed 2002-05-14
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002  Commission File No. 2-82655
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

                                (Not Applicable)

                                 Yes X    No
                                    ---      ---

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,917,911 shares of Common Stock, $0.001 Par Value.

                               INTERWEST MEDICAL CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                                 $  1,508,311      $  1,412,024
      Accounts receivable - trade                                             2,154,621         2,359,104
      Income tax receivable                                                       4,641             4,641
      Investments - trading                                                   1,992,300         1,477,949
      Prepaid expenses and other receivables                                    162,122            86,637
                                                                           ------------      ------------
               Total current assets                                           5,821,995         5,340,355

PROPERTY AND EQUIPMENT, at cost
      Land                                                                      294,354           294,354
      Buildings and improvements                                              3,960,924         3,960,924
      Equipment and furniture                                                 1,280,047         1,236,298
      Oil and gas properties
           (successful efforts method of accounting)                            182,636           170,489
                                                                           ------------      ------------
                                                                              5,717,961         5,662,065
      Less accumulated depreciation and depletion                             2,335,342         2,272,882
                                                                           ------------      ------------
                                                                              3,382,619         3,389,183
OTHER ASSETS
      Cash escrow accounts                                                       30,022            27,888
      Deferred financing costs, net                                             361,995           361,995
                                                                           ------------      ------------
                                                                                392,017           389,883
                                                                           ------------      ------------
TOTAL ASSETS                                                               $  9,596,631      $  9,119,421
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                                 $     47,290      $     47,290
      Accounts payable                                                        2,357,382         1,736,400
      Accrued expenses                                                          377,289           596,627
                                                                           ------------      ------------
               Total current liabilities                                      2,781,961         2,380,317

DEFERRED TAX LIABILITY                                                               --                --

LONG-TERM DEBT                                                                4,330,568         4,340,814

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001, authorized 50,000,000 shares,
           issued 22,000,000 shares                                              22,000            22,000
      Additional paid-in capital                                              5,096,745         5,096,745
      Retained earnings (deficit)                                            (1,583,434)       (1,669,916)
                                                                           ------------      ------------
                                                                              3,535,311         3,448,829
      Less cost of shares held in the treasury,
           2002 - 6,082,089 shares; 2001 - 6,075,389 shares                     891,209           890,539
      Notes receivable - officer                                                160,000           160,000
                                                                           ------------      ------------
                                                                              2,484,102         2,398,290
                                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  9,596,631      $  9,119,421
                                                                           ============      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                          2002             2001
                                                                     ------------      ------------
REVENUES
      Patient service revenue                                        $  3,103,423      $  3,229,829
      Other revenue                                                        31,457            19,111
                                                                     ------------      ------------
              Total revenue                                             3,134,880         3,248,940

COSTS AND EXPENSES
      Professional care of patients                                     1,828,012         1,815,242
      General services                                                    619,400           571,031
      Administrative services                                             450,563           533,573
      Other costs                                                          13,579             5,584
      Depreciation, depletion and amortization                             62,460            64,090
                                                                     ------------      ------------
              Income from operations                                      160,866           259,420

OTHER INCOME (EXPENSES)
      Investment income (loss)                                             (1,131)         (519,886)
      Interest income                                                       5,847             7,356
      Interest expense                                                    (79,100)          (99,355)
                                                                     ------------      ------------
              Income (loss) before taxes on income (loss)                  86,482          (352,465)

Provision for income taxes                                                     --                --
                                                                     ------------      ------------
              Net income (loss)                                      $     86,482      ($   352,465)
                                                                     ============      ============
Weighted averages shares outstanding                                   15,923,494        15,930,111
                                                                     ============      ============
Earnings (loss) per common share - basic and diluted                 $       0.01      ($      0.02)
                                                                     ============      ============



     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                              March 31,         March 31,
                                                                2002              2001
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES                        $    163,099      ($   380,423)


CASH FLOWS FROM INVESTING ACTIVITIES
          Payments for acquisition of property                   (55,896)          (20,094)
                                                            ------------      ------------
              Net cash used in investing activities              (55,896)          (20,094)

CASH FLOWS FROM FINANCING ACTIVITIES
          Purchase of treasury stock                                (670)               --
          Payments on borrowings                                 (10,246)          (10,985)
                                                            ------------      ------------
              Net cash used in financing activities              (10,916)          (10,985)
                                                            ------------      ------------
              Net increase (decrease) in cash                     96,287          (411,502)

CASH, beginning of period                                      1,412,024           885,513
                                                            ------------      ------------
CASH, end of period                                         $  1,508,311      $    474,011
                                                            ============      ============



     See Accompanying Notes to Condensed Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002, and its results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 2002, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 9, 2002

                               PART I - EXHIBIT I




Item 2.      Management's Discussion and Analysis of Financial
             Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,821,995 and total assets were $9,596,631 at March 31, 2002 as compared to $5,340,355 current assets and $9,119,421 total assets at December 31, 2001. Current liabilities were $2,781,961 at March 31, 2002 as compared to $2,380,317 at December 31, 2001.


Results of Operations

For the Three Months Ended March 31, 2002, operating revenue was $3,134,880; costs and expenses were $2,974,014, net income was $86,482 and interest income was $5,847, as compared to the Three Months Ended March 31, 2001, operating revenue of $3,248,940, costs and expenses of $2,989,520, net loss was ($352,465) and interest income of $7,356.


Cash Flows

For the Three Months Ended March 31, 2002, cash flows from operating activities were $163,099, cash flows from investing activities were ($55,896), cash flows from financing activities were ($10,916), net increase in cash was $96,287, cash at the beginning of the period was $1,412,024, and cash at the end of the period was $1,508,311 as compared to the Three Months Ended March 31, 2001, to cash flows from operating activities of ($380,423), cash flows from investing activities of ($20,094), cash flows from financing activities of ($10,985), net decrease in cash of ($411,052), cash at the beginning of the period of $885,513 and cash at the end of the period of $474,011.

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

Date: May 13, 2002