Form 10-Q
period 2002-06-30
INTERWEST MEDICAL CORP
filed 2002-08-13
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002  Commission File No. 2-82655
                  -------------                      -------

                          INTERWEST MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                       75-1864474
--------------------------------            ------------------------------------
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

                      INTERWEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                June 30,        December 31,
                                                                                  2002              2001
                                                                              -------------    -------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash                                                                    $     952,687    $   1,412,024
      Accounts receivable - trade                                                 2,577,185        2,359,104
      Income taxes receivable                                                         4,641            4,641
      Investments - trading                                                       1,738,155        1,477,949
      Prepaid expenses and other receivables                                        146,952           86,637
                                                                              -------------    -------------


              Total current assets                                                5,419,620        5,340,355

PROPERTY AND EQUIPMENT, at cost
      Land                                                                          294,354          294,354
      Buildings and improvements                                                  3,960,924        3,960,924
      Equipment and furniture                                                     1,404,243        1,236,298
      Oil and gas properties (successful efforts method of accounting)              182,636          170,489
                                                                              -------------    -------------

                                                                                  5,842,157        5,662,065
      Less accumulated depreciation                                               2,387,082        2,272,882
                                                                              -------------    -------------

                                                                                  3,455,075        3,389,183
OTHER ASSETS
      Cash escrow accounts                                                           34,290           27,888
      Deferred financing costs, net                                                 361,995          361,995
                                                                              -------------    -------------

                                                                                    396,285          389,883
                                                                              -------------    -------------

TOTAL ASSETS                                                                  $   9,270,980    $   9,119,421
                                                                              =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                                    $      47,290    $      47,290
      Accounts payable                                                            2,605,031        1,736,400
      Accrued expenses                                                              372,297          596,627
                                                                              -------------    -------------

              Total current liabilities                                           3,024,618        2,380,317

LONG-TERM DEBT                                                                    4,300,196        4,340,814

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 22,000,000 shares                     22,000           22,000
      Additional paid-in capital                                                  5,096,745        5,096,745
      Retained earnings                                                          (2,121,370)      (1,669,916)
                                                                              -------------    -------------

                                                                                  2,997,375        3,448,829
      Less
          Cost of shares held in the treasury
              2002 - 6,082,089 shares; 2001 - 6,075,389 shares                      891,209          890,539
          Notes receivable - officer                                                160,000          160,000
                                                                              -------------    -------------

                                                                                  1,946,166        2,398,290
                                                                              -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   9,270,980    $   9,119,421
                                                                              =============    =============

                       See Accompanying Notes to Condensed
                       Consolidated Financial Statements.

                         INTERWEST MEDICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  Three Months Ended                   Six Months Ended
                                                      June 30,                             June 30,
                                         --------------------------------    --------------------------------
                                               2002             2001              2002              2001
                                         --------------    --------------    --------------    --------------

Net patient service revenue              $    3,346,771    $    3,474,853    $    6,450,194    $    6,704,682
Other revenue                                     5,934            24,430            37,391            43,541
                                         --------------    --------------    --------------    --------------

         Total revenue                        3,352,705         3,499,283         6,487,585         6,748,223

COSTS AND EXPENSES
     Professional care of patients            1,972,499         1,906,990         3,800,511         3,722,232
     General services                           642,234           609,703         1,261,634         1,180,734
     Administrative services                    550,360           636,872         1,000,923         1,170,445
     Other costs                                  2,529             3,216            16,108             8,800
     Depreciation, depletion
         and amortization                        68,149            64,090           130,609           128,180
                                         --------------    --------------    --------------    --------------

         Income from operations                 116,934           278,412           277,800           537,832

OTHER INCOME (EXPENSES)
     Interest income                              7,051             4,929            12,898            12,285
     Interest expense                           (69,216)          (86,147)         (148,316)         (185,502)
     Investment income (loss)                  (592,705)          184,113          (593,836)         (335,773)
                                         --------------    --------------    --------------    --------------

         Income (loss) before
            taxes on income (loss)             (537,936)          381,307          (451,454)           28,842

     Provision (benefit)
         for income taxes                            --                --                --                --
                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS)                        $     (537,936)   $      381,307    $     (451,454)   $       28,842
                                         ==============    ==============    ==============    ==============


Weighted average number
     of shares outstanding                   15,917,911        15,930,111        15,920,702        15,930,111
                                         ==============    ==============    ==============    ==============

Earnings per common share -
     basic and diluted                   $        (0.03)   $         0.02    $        (0.03)   $         0.00
                                         ==============    ==============    ==============    ==============

                       See Accompanying Notes to Condensed
                       Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                 Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                              2002              2001
                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $    (214,801)   $      25,235


CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for acquisition of property                     (210,846)        (155,119)
      Net changes in escrow accounts                             (6,402)          (6,402)
      Proceeds from sale of property and equipment               14,000               --
                                                          -------------    -------------

           Net cash provided by
                (used in) investing activities                 (203,248)        (161,521)


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                   (670)              --
      Payments on borrowings                                    (40,618)         (21,970)
                                                          -------------    -------------

           Net cash provided by
                (used in) financing activities                  (41,288)         (21,970)
                                                          -------------    -------------

           Net increase (decrease) in cash                     (459,337)        (158,256)

CASH, beginning of period                                     1,412,024          885,513
                                                          -------------    -------------

CASH, end of period                                       $     952,687    $     727,257
                                                          =============    =============


                       See Accompanying Notes to Condensed
                       Consolidated Financial Statements.

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002, and its results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 2002, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated statements referred to above, for them to be in conformity with U.S. generally accepted accounting principles.

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

Fort Worth, Texas
August 7, 2002

                               PART I - EXHIBIT I


Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.

Changes in Balance Sheet Accounts

Current assets were $5,419,620 and total assets were $9,270,980 at June 30, 2002 as compared to current assets $5,340,355 and $9,119,421 total assets at December 31, 2001. Current liabilities were $3,024,618 at June 30, 2002 as compared to $2,380,317 at December 31, 2001.

Results of Operations

For the Three Months Ended June 30, 2002, operating revenue was $3,552,705; costs and expenses were $3,235,771, net loss was ($537,936) and interest income was $7,051, as compared to the Three Months Ended June 30, 2001, operating revenue of $3,499,283, costs and expenses of $3,220,871, net income of $381,307 and interest income of $4,929.

For the Six Months Ended June 30, 2002, operating revenue was $6,487,585; costs and expenses were $6,209,785; net loss was ($451,454) and interest income was $12,898, as compared to the Six Months Ended June 30, 2001, operating revenue of $6,748,223; costs and expenses of $6,210,391; net income of $28,842 and interest income of $12,285.

Cash Flows

For the Six Months Ended June 30, 2002, cash flows from operating activities were ($214,801), cash flows from investing activities were ($203,248), cash flows from financing activities were ($41,288), net decrease in cash was ($459,337), cash at the beginning of the period was $1,412,024, and cash at the end of the period was $952,687 as compared to the Six Months Ended June 30, 2001, to cash flows from operating activities of $25,235, cash flows from investing activities of ($161,521), cash flows from financing activities of ($21,970), net decrease in cash of ($158,256), cash at the beginning of the period of $885,513, and cash at the end of the period of $727,257.

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

Date:    August 12, 2002

                            CERTIFICATION OF OFFICERS
                        OF INTERWEST MEDICAL CORPORATION
                         PURSUANT TO 18 USC SECTION 1350



I hereby certify that the accompanying report on Form 10-Q for the period ended June 30, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by InterWest Medical Corporation fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ ARCH B. GILBERT                                         August 12
--------------------------------------               ---------------------, 2002
Arch B. Gilbert
President, Chief Executive Officer
and Chief Financial Officer