Form 10-Q
period 2002-09-30
INTERWEST MEDICAL CORP
filed 2002-11-15
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002                Commission File No. 2-82655
                  ------------------                                    -------

                          INTERWEST MEDICAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oklahoma                                               75-1864474
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

(Not Applicable)

                       Yes [X]                                No  [ ]

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,916,911 shares of Common Stock, $0.001 Par Value.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, has performed a review of the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2002 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated, February 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 8, 2002

629
                               PART I - EXHIBIT I

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      September 30,             December 31,
                                                                           2002                     2001
                                                                     ---------------          ---------------
                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                           $     1,111,329          $     1,412,024
      Accounts receivable - trade                                          2,562,612                2,359,104
      Income taxes receivable                                                     --                    4,641
      Investments - trading                                                  170,859                1,477,949
      Prepaid expenses and other receivables                                 909,223                   86,637
                                                                     ---------------          ---------------

              Total current assets                                         4,754,023                5,340,355

PROPERTY AND EQUIPMENT, at cost
      Land                                                                   294,354                  294,354
      Buildings and improvements                                           3,960,924                3,960,924
      Equipment and furniture                                              1,430,109                1,236,298
      Oil and gas properties (successful efforts
          method of accounting)                                              182,635                  170,489
                                                                     ---------------          ---------------

                                                                           5,868,022                5,662,065
      Less accumulated depreciation                                       (2,455,231)               2,272,882
                                                                     ---------------          ---------------

                                                                           3,412,791                3,389,183
OTHER ASSETS
      Cash escrow accounts                                                    37,491                   27,888
      Deferred financing costs, net                                          361,995                  361,995
                                                                     ---------------          ---------------

                                                                             399,486                  389,883
                                                                     ---------------          ---------------

TOTAL ASSETS                                                         $     8,566,300          $     9,119,421
                                                                     ===============          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                           $        47,290          $        47,290
      Accounts payable                                                     2,484,556                1,736,400
      Accrued expenses                                                       411,231                  596,627
                                                                     ---------------          ---------------

              Total current liabilities                                    2,943,077                2,380,317

DEFERRED TAX LIABILITY                                                            --                       --

LONG-TERM DEBT                                                             4,291,197                4,340,814

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001
          authorized 50,000,000 shares; issued 22,000,000 shares              22,000                   22,000
      Additional paid-in capital                                           5,096,745                5,096,745
      Retained earnings                                                   (2,735,410)              (1,669,916)
                                                                     ---------------          ---------------

                                                                           2,383,335                3,448,829
      Less
          Cost of shares held in the treasury
              2002 - 6,083,089 shares; 2001 - 6,075,389 shares               891,309                  890,539
          Notes receivable - officer                                         160,000                  160,000
                                                                     ---------------          ---------------

                                                                           1,332,026                2,398,290
                                                                     ---------------          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     8,566,300          $     9,119,421
                                                                     ===============          ===============


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                           Nine Months Ended
                                                          September 30,                               September 30,
                                                 -------------------------------            --------------------------------
                                                     2002               2001                   2002                 2001
                                                 -----------         -----------            -----------          -----------

Net patient service revenue                      $ 3,427,712         $ 3,499,154            $ 9,877,906          $10,203,836
Other revenue                                          7,922              10,690                 45,313               54,231
                                                 -----------         -----------            -----------          -----------

            Total revenue                          3,435,634           3,509,844              9,923,219           10,258,067

COSTS AND EXPENSES
     Professional care of patients                 2,080,319           2,029,131              5,880,830            5,751,363
     General services                                685,016             649,453              1,946,650            1,830,187
     Administrative services                         467,394             492,494              1,468,317            1,662,939
     Other costs                                       5,317               3,181                 21,425               11,981
     Depreciation, depletion
         and amortization                             68,149              65,682                198,758              193,862
                                                 -----------         -----------            -----------          -----------

            Income from operations                   129,439             269,903                407,239              807,735

OTHER INCOME (EXPENSES)
     Interest income                                   4,334              19,678                 17,232               31,963
     Interest expense                                (85,466)            (82,388)              (233,782)            (267,890)
     Investment income (loss)                       (662,347)           (609,459)            (1,256,183)            (945,232)
                                                 -----------         -----------            -----------          -----------

            Income (loss) before
                taxes on income                     (614,040)           (402,266)            (1,065,494)            (373,424)

     Provision (benefit)
         for income taxes                                 --                  --                     --                   --
                                                 -----------         -----------            -----------          -----------

            Net income (loss)                    $  (614,040)        $ (402,266)            $(1,065,494)         $  (373,424)
                                                 ===========         ===========            ===========          ===========


Per share of common stock
     Weighted average number
         of shares outstanding                    15,917,411          15,930,111             15,919,605           15,930,111
                                                 ===========         ===========            ===========          ===========

Earnings per common share -
     basic and diluted                           $     (0.04)        $     (0.03)           $     (0.07)         $     (0.02)
                                                 ===========         ===========            ===========          ===========

See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                          ---------------------------------
                                                                                             2002                   2001
                                                                                          ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      $  (80,528)            $1,120,219


CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                                            14,000                     --
      Payments for acquisition of property                                                  (174,177)              (131,924)
      Net changes in escrow accounts                                                          (9,603)                (9,603)
                                                                                          ----------             ----------

           Net cash used in investing activities                                            (169,780)              (141,527)


CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                                                (770)                    --
      Payments on borrowings                                                                 (49,617)               (35,301)
                                                                                          ----------             ----------

           Net cash used in financing activities                                             (50,387)               (35,301)
                                                                                          ----------             ----------

           Net change in cash                                                               (300,695)               943,391

CASH, beginning of period                                                                  1,412,024                885,513
                                                                                          ----------             ----------

CASH, end of period                                                                       $1,111,329             $1,828,904
                                                                                          ==========             ==========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2. Earnings per share was computed by dividing the net income (loss) by the weighted average number of shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $4,754,023 and total assets were $8,566,300 at September 30, 2002 as compared to $5,340,355 current assets and $9,119,421 total assets at December 31, 2001. Current liabilities were $2,943,077 at September 30, 2002 as compared to $2,380,317 at December 31, 2001.

Results of Operations

For the Three Months Ended September 30, 2002, operating revenue was $3,435,634; costs and expenses were $3,306,195, net loss was ($614,040) and interest income was $4,334, as compared to the Three Months Ended September 30, 2001, operating revenue of $3,509,844, costs and expenses of $3,239,941, net loss of ($402,266) and interest income of $19,678.

For the Nine Months Ended September 30, 2002, operating revenue was $9,923,219; costs and expenses were $9,515,980, net loss was ($1,065,494) and interest income was $17,232, as compared to the Nine Months Ended September 30, 2001, operating revenue of $10,258,067, costs and expenses of $9,450,332, net loss of ($373,424) and interest income of $31,963.

Cash Flows

For the Nine Months Ended September 30, 2002, cash flows from operating activities were ($80,528), cash flows from investing activities were ($169,780), cash flows from financing activities were ($50,387), net change in cash was ($300,695), cash at the beginning of the period was $1,412,024, and cash at the end of the period was $1,111,329 as compared to the Nine Months Ended September 30, 2001, to cash flows from operating activities of $1,120,219, cash flows from investing activities of ($141,527), cash flows from financing activities of ($35,301), net change in cash of $943,391, cash at the beginning of the period of $885,513 and cash at the end of the period of $1,828,904.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2002.


Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

                                     INTERWEST MEDICAL CORPORATION

                                         /s/ ARCH B. GILBERT

                                     By:
                                         Arch B. Gilbert, President,
                                         Chief Executive Officer,
                                         Chief Financial Officer, and
                                         Chief Accounting Officer

Date: November 11, 2002

                                  CERTIFICATION
                      Pursuant to 18 U.S. C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Arch B. Gilbert, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of InterWest Medical Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of
         Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ ARCH B. GILBERT                                           November 11, 2002
---------------------------------------
Arch B. Gilbert
President, Chief Executive Officer
and Chief Financial Officer