Form 10-K
period 2002-12-31
INTERWEST MEDICAL CORP
filed 2003-03-28
CIK 717197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO _________.


                  Commission file number                      No. 0-11881
                                                     ---------------------------

                          INTERWEST MEDICAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Oklahoma                                    75-1864474
--------------------------------------------              -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

3221 Hulen Street, Suite C
Fort Worth, Texas                                               76107-6193
---------------------------------------------               -----------------

(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (817)731-2743
                                                    ---------------

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

                                    Yes    X                  No
                                         ------                  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)        Yes      X    No
                                     -------       -------

         As of June 28, 2002, the aggregate market value of the 9,622,911 shares of voting Common Stock held by non-affiliates of the Company was approximately $769,832 based on the average bid and asked price on that date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS


         Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date.

                                                       Shares Outstanding
             Class                                  as of December 31, 2002

         Common Stock,
         $0.001 Par Value                                   15,915,711


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

Item 2. Properties.


         The Company owns and operates a 156-bed skilled nursing home located on a nine-acre parcel of land in Colton, California. At December 31, 2002, the Company had an undepreciated cost of $3,235,585 in such facility, including equipment and furniture.

Item 3. Legal Proceedings.


         In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.


         No matters were submitted to a vote of security holders during the fourth quarter of 2002, except for the election of directors at the annual meeting of shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters.


                  The Company's Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

         Period                        Low Bid                    High Bid
         ------                        -------                    --------

         1st Quarter, 2001             $0.12                      $0.16
         2nd Quarter, 2001             $0.11                      $0.15
         3rd Quarter, 2001             $0.11                      $0.15
         4th Quarter, 2001             $0.10                      $0.13

         1st Quarter, 2002             $0.09                      $0.12
         2nd Quarter, 2002             $0.09                      $0.11
         3rd Quarter, 2002             $0.09                      $0.11
         4th Quarter, 2002             $0.09                      $0.11


         As of March 15, 2002, the approximate number of holders of Common Stock was 1,783. No cash dividends had been paid as of December 31, 2002, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

                       2002               2001               2000               1999                1998
                   ------------       ------------       ------------       ------------      ------------
Operating
   Revenues        $ 13,489,084       $ 13,347,836       $ 12,391,483       $ 11,295,408      $ 11,316,121

Net income
   (loss)            (1,233,558)          (822,941)        (2,512,242)         1,657,032         1,305,551

Total Assets          8,230,816          9,119,421          9,966,256         13,247,657        10,137,541

Long-term
   Debt               4,293,990          4,340,814          4,388,104          4,435,560         4,558,274

Earnings
   per common
   share                  (0.08)             (0.05)             (0.16)              0.11              0.08

Cash
   dividends
   declared                0.00               0.00               0.00               0.00              0.00

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

         During the year 2001, the Company's cash increased from $885,513 to $1,412,024. Accordingly, there was an increase in cash of $526,511. Additionally, the Company's trading assets increased from $1,379,138 to $1,477,949, or a increase of $98,811. These increases were the result of operations and investment trading activities.

         During the year 2002, the Company's cash decreased from $1,412,024 to $1,004,795. Accordingly, there was a decrease in cash of $407,229. This decrease was caused by losses from operations and purchases of property and equipment.

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

         (b) Results of Operations:

         Operating profit for 2000 was $564,770, as compared to operating profit of $704,399 for 1999. Net income decreased from $2,153,584 for 1999 to ($2,512,242) for the year 2000. The decrease was the result of investment trading losses.

         Operating profit for 2001 was $230,370, as compared to operating profit of $564,770 for 2000. The net loss decreased from ($2,512,242) to ($822,941) for the year 2001. The decrease was the result of a reduction in investment trading losses.

         Operating profit for 2002 was $284,877, as compared to operating profit of $230,370 for 2001. The increase in operating income was attributable to an increase in revenues. Net loss in 2002 was ($1,233,558), as compared to ($822,941) in 2001. The increase in loss was attributable to losses on securities.

         (c) Effects of Inflation:

         The Company is of the view that inflation did not affect its operations in 2002 and should not in 2003.

Item 8. Financial Statements and Supplementary Data.

                                                             Page No.
                                                             -------

Independent Auditor's Report                                    F-1

Consolidated Balance Sheets
December 31, 2002 and 2001                                      F-2

Consolidated Statements of
Operations and Comprehensive
Income for the Years Ended
December 31, 2002, 2001 and 2000                                F-4

Consolidated Statements of
Stockholders' Equity for Years Ended
December 31, 2002, 2001 and 2000                                F-5

Consolidated Statements of
Cash Flows for the Years
Ended December 2002, 2001 and 2000                              F-6

Notes to Consolidated
Financial Statements                                            F-8

Schedule II - Valuation
and Qualifying Accounts                                         F-15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2002.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
February 24, 2003

                          INTERWEST MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                       2002            2001
                                                                    ----------      ----------
                     ASSETS
CURRENT ASSETS
     Cash, including interest bearing accounts,
         2002 $730,748; 2001 $1,026,469                             $1,004,795      $1,412,024
     Accounts receivable - trade, net of allowance for
         doubtful accounts, 2002 $110,033; 2001 $174,195             2,783,978       2,359,104
     Income tax receivable                                                  --           4,641
     Investments - trading                                             186,606       1,477,949
     Prepaid expenses and other receivables                            530,505          86,637
                                                                    ----------      ----------
             Total current assets                                    4,505,884       5,340,355

PROPERTY AND EQUIPMENT, at cost
     Land                                                              294,354         294,354
     Buildings and improvements                                      3,960,924       3,960,924
     Equipment and furniture                                         1,389,927       1,236,298
     Oil and gas properties
         (successful efforts method of accounting)                     170,489         170,489
                                                                    ----------      ----------
                                                                     5,815,694       5,662,065
     Less accumulated depreciation and depletion                     2,480,107       2,272,882
                                                                    ----------      ----------
                                                                     3,335,587       3,389,183
OTHER ASSETS
     Cash escrow accounts                                               40,025          27,888
     Deferred financing costs, net                                     349,320         361,995
                                                                    ----------      ----------
                                                                       389,345         389,883
                                                                    ----------      ----------
TOTAL ASSETS                                                        $8,230,816      $9,119,421
                                                                    ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001

                                                                       2002             2001
                                                                    -----------     -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                              $    50,898     $    47,290
  Accounts payable                                                    2,077,100       1,736,400
  Accrued salaries                                                      645,766         596,627
                                                                    -----------     -----------
          Total current liabilities                                   2,773,764       2,380,317

LONG-TERM DEBT                                                        4,293,990       4,340,814

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001,
      authorized 50,000,000 shares;
      issued 22,000,000 shares                                           22,000          22,000
  Additional paid-in capital                                          5,096,745       5,096,745
  Retained earnings (deficit)                                        (2,903,474)     (1,669,916)
                                                                    -----------     -----------
                                                                      2,215,271       3,448,829
  Less cost of shares held in the treasury,
      2002-6,084,289 shares; 2001-6,075,389 shares                      892,209         890,539
  Notes receivable - officer                                            160,000         160,000
                                                                    -----------     -----------
                                                                      1,163,062       2,398,290
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $ 8,230,816     $ 9,119,421
                                                                    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      2002                 2001                    2000
                                                                 ------------          ------------            ------------
REVENUES
     Patient service revenue                                     $ 13,435,829          $ 13,284,809            $ 12,241,496
     Other revenue                                                     53,255                63,027                 108,199
                                                                 ------------          ------------            ------------
            Total revenue                                          13,489,084            13,347,836              12,349,695

COSTS AND EXPENSES
     Professional care of patients                                  8,010,399             7,775,638               7,038,613
     General services                                               2,617,876             2,436,208               2,449,933
     Administrative services                                        2,246,550             2,621,360               1,996,709
     Other costs                                                       37,000                16,782                  70,226
     Depreciation, depletion and amortization                         292,382               267,478                 271,232
                                                                 ------------          ------------            ------------
                                                                      284,877               230,370                 522,982
OTHER INCOME (EXPENSES)
     Gain (loss) on sale of securities                             (1,233,736)             (690,316)             (3,620,565)
     Interest income                                                   34,174                64,407                  90,579
     Interest expense                                                (329,864)             (352,209)               (500,601)
                                                                 ------------          ------------            ------------
            Income (loss) before taxes on income                   (1,244,549)             (747,748)             (3,507,605)

Provision (benefit) for income taxes                                  (10,991)               75,193                (995,363)
                                                                 ============          ============            ============
            Net income (loss)                                    ($ 1,233,558)         ($   822,941)           ($ 2,512,242)

Weighted averages shares outstanding                               15,918,773            15,929,353              16,192,803
                                                                 ============          ============            ============
Earnings per common share - basic and diluted                    ($      0.08)         ($      0.05)           ($      0.16)
                                                                 ============          ============            ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                     Common Stock
                                ----------------------          Additional           Retained
                                Number of           Par           Paid-in            Earnings           Treasury
                                  Shares           Value          Capital            (Deficit)            Stock
                                --------           -----        ------------         ---------           -------
BALANCE,
   December 31, 1999              22,000,000       $    22,000   $ 5,096,745         $ 1,665,267       ($  859,424)
     Net loss                             --                --            --          (2,512,242)               --
     Purchase of
       253,750 shares
       of common stock                    --                --            --                  --           (30,565)
                                  ----------       -----------   -----------         ------------      ------------
BALANCE,
   December 31, 2000              22,000,000            22,000     5,096,745            (846,975)         (889,989)
     Net loss                             --                --            --            (822,941)               --
     Purchase of
       5,500 shares
       of common stock                    --                --            --                  --              (550)
                                  ----------       -----------   -----------         ------------      ------------
BALANCE,
   December 31, 2001              22,000,000            22,000     5,096,745         ( 1,669,916)#        (890,539)

     Net loss                             --                --            --          (1,233,558)               --
     Purchase of
       8,900 shares
       of common stock                    --                --            --                  --            (1,670)
                                  ----------       -----------   -----------         ------------      ------------
BALANCE,
   December 31, 2002              22,000,000       $    22,000   $ 5,096,745         ($2,903,474)      ($  892,209)
                                  ----------       -----------   -----------         ------------      ------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002                  2001                    2000
                                                                   ------------          ------------            ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES
        Cash received from customers/patients                      $ 13,064,210          $ 13,474,485            $ 12,300,318
        Interest received                                                34,174                62,955                  90,579
        Cash paid to suppliers and employees                        (12,992,557)          (12,735,386)            (11,367,724)
        Investments - net                                                51,252              (789,127)                626,049
        Interest paid                                                  (303,161)             (352,209)               (500,601)
        Income taxes paid (refunded)                                     15,632             1,028,429              (1,000,000)
                                                                   ------------          ------------            ------------
            Net cash provided by
               (used in) operating activities                          (130,450)              689,147                 148,621

CASH FLOWS FROM
     INVESTING ACTIVITIES
        Purchase of property and equipment                             (240,457)             (150,925)               (123,025)
        Proceeds from sale of assets                                     20,701                    --                  84,000
        Mortgage escrow deposits, net                                   (12,137)               32,777                 (13,876)
                                                                   ------------          ------------            ------------
            Net cash provided by
               (used in) investing activities                          (231,893)             (118,148)                (52,901)

CASH FLOWS FROM
     FINANCING ACTIVITIES
        Payments on debt                                                (43,216)              (43,938)               (127,062)
        Purchase of treasury stock                                       (1,670)                 (550)                (30,565)
                                                                   ------------          ------------            ------------
            Net cash used in financing activities                       (44,886)              (44,488)               (157,627)
                                                                   ------------          ------------            ------------
            Net increase (decrease) in cash                            (407,229)              526,511                 (61,907)

CASH, beginning of period                                             1,412,024               885,513                 947,420
                                                                   ------------          ------------            ------------
CASH, end of period                                                $  1,004,795          $  1,412,024            $    885,513
                                                                   ============          ============            ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERWEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (continued)


                                                                       2002                  2001                    2000
                                                                   ------------          ------------            ------------
RECONCILIATION OF NET INCOME
   (LOSS) TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES

Net income (loss)                                                  ($1,233,558)          ($  822,941)            ($2,512,242)

Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities

   Loss on sale of securities                                        1,233,736               690,316               3,620,565
   Depreciation and amortization                                       292,382               267,478                 271,232
   Abandonments                                                             --                    --                  27,828
   Deferred taxes                                                           --               209,527                (386,324)
   Changes in assets and liabilities
       Accounts receivable                                            (424,874)              126,649                 (49,377)
       Prepaid expenses
          and other receivables                                       (443,868)               (1,542)                (20,089)
       Trading securities                                               51,252              (789,127)                626,049
       Accounts payable                                                340,700               175,016                 192,571
       Accrued liabilities                                              49,139               (58,872)                (17,141)
       Income taxes payable (receivable)                                 4,641               894,095              (1,604,451)
       Other                                                                --                (1,452)                     --
                                                                   ------------          ------------            ------------
       Net cash provided by
          (used in) operating activities                           ($  130,450)          $   689,147             $   148,621
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


RECLASSIFICATIONS

     Certain reclassifications have been made to 2000 and 2001 captions to conform to the 2002 presentation.

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

FINANCIAL INSTRUMENTS

     Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see Note 2. The fair value of debt is estimated as its carrying value at December 31, 2002 and 2001, based upon current interest rates of similar debt which approximates the Company's mortgage interest rate.

REVENUE

     The Company operates an acute care facility in Colton, California.

     Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others for service rendered. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal). Approximately 53% of 2002 revenue was derived from a contract with one health maintenance organization.

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

EARNINGS PER COMMON SHARE

     Dilutive earnings per share have not been presented since the inclusion of potential common stock would be antidilutive.

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

     Included in gain (loss) on sale of investments for 2002 and 2001 is $521,182 and $418,728, respectively, of unrealized loss on trading securities still held at year end.


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

     A summary of the status of the Company's stock options for 2002, 2001 and 2000 is as follows:

                                               2002                            2001                           2002
                                      ------------------------         ----------------------          -------------------
                                                    Weighted                       Weighted                       Weighted
                                                    Average                         Average                       Average
                                      Shares        Exercise            Shares     Exercise            Shares     Exercise
                                       (000)         Price               (000)       Price              (000)       Price
                                      -------    -------------         ---------   ----------          --------  ----------
Outstanding, beginning                     1,500            .15         1,500        $   .15         1,500        $   .15
  Granted                                     --          --               --          --               --          --
  Exercised                                   --          --               --          --               --          --
  Forfeited                                   --          --               --          --               --          --
                                           -----         ------         -----        -------         -----        -------

Outstanding, ending                        1,500            .15         1,500        $   .15         1,500        $   .15
                                           =====         ======         =====        =======         =====        =======

Options exercisable
  at year end                              1,500        $   .15         1,500        $   .15         1,500        $   .15
                                           =====         ======         =====        =======         =====        =======

Weighted average fair
  value of options
  granted during the year                               $ --                         $ --                         $ --
                                                        =======                      =======                      =======

     At December 31, 2002, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 7.25 years.


NOTE 4. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002, 2001 and 2000, Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $193,163, $225,326 and $330,000, respectively, for legal services rendered.

     During the years ended December 31, 2002, 2001 and 2000, the above corporation was reimbursed $26,547, $50,273 and $35,352, respectively, for expenses incurred on behalf of the Company.

     During 2002, 2001 and 2000, the wife of the Company's president performed consulting services for the Company for which she received annual compensation of $36,000.

     The Company has a note receivable from its president. The note bears interest at 6% annually and principal is due at maturity, April 1, 2004. Interest accrued on the note was $9,600 annually in 2002, 2001 and 2000.

NOTE 5. FEDERAL INCOME TAXES

The Company's tax provision (benefit) for 2002, 2001 and 2000 consists of the following:

                                                   2002                 2001               2000
                                                 =========           =========           =========

Current expense (benefit)                        ($ 10,991)          ($134,334)          ($609,039)
Deferred taxes                                          --                  --            (386,324)
Re-evaluation of valuation allowance
     on beginning temporary differences                 --             209,527                  --
                                                 ---------           ---------           ---------

                                                 ($ 10,991)          $  75,193           ($995,363)
                                                 =========           =========           =========



The 2002, 2001 and 2000 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

                                                            2002                    2001                  2000
                                                         -----------             -----------           -----------
Tax at statutory rates                                   ($  423,147)            ($  254,234)          ($1,192,586)
Re-evaluation of valuation allowance
     on beginning temporary differences                           --                 209,527                    --
Losses not providing benefits                                412,112                 119,855               222,249
Other                                                             44                      45               (25,026)
                                                         -----------             -----------           -----------

                                                         ($   10,991)            $    75,193           ($  995,363)
                                                         ===========             ===========           ===========




All income (loss) since inception relates to domestic activity.

The tax effects of temporary differences at December 31, 2002 and 2001 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                               2002                 2001
                                                           -----------           -----------
Deferred tax assets
     Unrealized loss on marketable securities              $   177,202           $   142,367
     Expenses deduction in future periods                       37,411                59,226
     Capital loss carryforward                                 831,552               429,720
                                                           -----------           -----------
                                                             1,046,165               631,313
Deferred tax liabilities
     Depreciation and depletion                               (115,476)             (100,269)
     Valuation allowance                                      (930,689)             (531,044)
                                                           -----------           -----------
Deferred tax asset (liabilities), net                      $        --           $        --
                                                           ===========           ===========

During 2002, the valuation allowance increased $399,645. The valuation allowance increased $308,795 in 2001.

The Company has a capital loss carryforward of approximately $2,395,000, ultimately expiring in 2007.

NOTE 6. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:
                                                                                         2002               2001
                                                                                       ----------        ----------
          Mortgage loan for financing of a nursing home constructed in Colton,
          California. The mortgage loan bears interest at 7.375%, is due in monthly installments of $30,778 (principal and interest), matures in
          June, 2030 and is secured by real
          estate                                                                       $4,344,888        $4,388,104

          Less current maturities                                                          50,898            47,290
                                                                                       ----------        ----------

                                                                                       $4,293,990        $4,340,814
                                                                                       ==========        ==========

     Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

      2003                                                                             $   50,898
      2004                                                                                 54,782
      2005                                                                                 58,961
      2006                                                                                 63,460
      2007                                                                                 68,301
      Thereafter                                                                        4,048,486

NOTE 7. CONTINGENCIES

     The Company is involved in litigation pertaining to its long-term health care operations. It is the Company's opinion that any loss incurred would be adequately covered by insurance and the ultimate liability, if any, should not have a material adverse effect on the Company's consolidated financial position.


NOTE 8. EMPLOYEES RETIREMENT PLAN

     The Company has a retirement plan covering substantially all of its employees. Contributions to the plan in 2002, 2001 and 2000 totaled $61,144, $79,518 and $53,579, respectively.

                          INTERWEST MEDICAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



           Column A               Column B                     Column C               Column E         Column F
---------------------------      ----------        -----------------------------      --------         --------
                                                              Additions
                                                   ----------------------------
                                                   Charged
                                 Balance at        to Costs          Charged
                                 Beginning           and             to Other                         Balance at
                                 of Period         Expenses          Accounts        Deductions      End of Period
                                 ---------         --------          --------        ----------      -------------
Allowance for
doubtful accounts
   Year ended
      December 31, 2000          $ 71,688          $  9,696          $    --          $ 24,480          $ 52,932
                                 ========          ========          =======          ========          ========

   Year ended
      December 31, 2001          $ 52,932          $129,127          $    --          $  7,864          $174,195
                                 ========          ========          =======          ========          ========

   Year ended
      December 31, 2002          $174,195          $ 88,513          $    --          $152,675          $110,033
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

                             Year First Became
                              a Director of
Name                  Age        Company          Position
----                  ---    -----------------    --------
Arch B. Gilbert       69         1983 (1)         President,
                                                  Secretary,
                                                  Treasurer &
                                                  Director

(1) Date of incorporation

     (b) Identification of Executive Officers:

Name                  Position              Age
----                  --------              ---
Arch B. Gilbert       President,            69
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

     No personal meetings of the directors took place in 2002. All resolutions of the directors were taken by written consent.

     (c) Compliance with Section 16(a) of The Exchange Act.


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

     During the fiscal year ended December 31, 2002, Arch B. Gilbert did not receive any direct remuneration.

     All executive officers as a group (1 person) received cash remuneration in fiscal year 2002 of $0. This does not include legal fees paid to the law firm of the President of reimbursement or expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth, as of March 15, 2002, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company's Common Stock:

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

     (b) The following table sets forth as of December 31, 2002, certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

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
$0.001 Par Value        Directors as a Group
                        (1 person)

Item 13. Certain Relationships and Related Transactions.

     The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 2002 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 2002 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $10,947. For the year 2002, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $193,163 for legal services rendered.

     In 2002, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreement or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rate.

     In 2002, Mr. Gilbert's wife performed consulting services for the Company for which she received total cash compensation of $12,000.

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


                                     PART IV

Item 14. Controls and Procedures

         Within 90 days of the filing of this 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Act of 1934). Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial Statements.


         The following financial statements of the Company are included in Part II, Item 8:

         Independent Auditor's Report

         Consolidated Balance Sheets December 31, 2002 and 2001

         Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

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

Item 16 Principle Accountant Fees and Services


         The Company has only one director, Arch B. Gilbert. He also serves as the Company's president and chief executive officer. Mr. Gilbert pre-approves all services of Weaver and Tidwell, L.L.P., the Company's principal accountant. Aggregate fees billed by Weaver and Tidwell, L.L.P. for 2002 and 2001 were as follows:

                                                             2002      2001
                                                           -------   -------
         Audit fees                                        $35,900   $34,600
         Tax fees (compliance)                               9,200    10,050
         All other fees (health care consulting)             3,700     4,035
                                                           -------   -------
                                                           $48,800   $48,685
                                                           =======   =======

                          INTERWEST MEDICAL CORPORATION

                                INDEX TO EXHIBITS

                                   ITEM 14(a)

Exhibit                    Description                                 Page
-------                    -----------                                 ----
 3                Articles of Incorporation, Bylaws                      *

 4                Instruments defining the right of
                  securities holders, including
                  debentures                                             *

 10               Material contracts                                     *

 99-1             Certification of Chief Executive
                  Officer and Chief Financial Officer
                  Pursuant to USC 1350                                   17


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

                               INTERWEST MEDICAL CORPORATION



                            By: /s/ ARCH B. GILBERT
                               ------------------------------------------------
                               Arch B. Gilbert, President
                               Chief Executive Officer,
                               Chief Financial Officer and
                               Chief Accounting Officer



Date:  March 27, 2003
     ---------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ ARCH B. GILBERT
   --------------------------------------------------
   Arch B. Gilbert, Director


Date:  March 27, 2003
     ---------------------------------------

                                  CERTIFICATION
                       Pursuant to 18 USC Section 1350,
      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arch B. Gilbert, certify that:

    1. I have reviewed this annual report on Form 10-K of InterWest Medical Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

    3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of
        Directors:

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                                  March 27, 2003





 /s/ ARCH B. GILBERT
-----------------------------------------------------------------------
Arch B. Gilbert
President, Chief Executive Officer and Chief Financial Officer