Form 10-Q
period 2003-03-31
INTERWEST MEDICAL CORP
filed 2003-05-14
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003  Commission File No. 2-82655
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

                                (Not Applicable)

                       Yes   X            No
                           -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                       Yes                No    X
                                              -----

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,915,711 shares of Common Stock, $0.001 Par Value.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 2003, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of InterWest Medical Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 9, 2003

                               PART I - EXHIBIT I

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,        December 31,
                                                                           2003               2002
                                                                        -----------       -----------
                                                                        (Unaudited)
                                 ASSETS

CURRENT ASSETS
     Cash                                                               $   645,552       $ 1,004,795
     Accounts receivable - trade                                          2,882,113         2,783,978
     Investments - trading                                                  185,635           186,606
     Prepaid expenses and other receivables                                 888,074           530,505
                                                                        -----------       -----------
             Total current assets                                         4,601,374         4,505,884

PROPERTY AND EQUIPMENT, at cost
     Land                                                                   294,354           294,354
     Buildings and improvements                                           3,960,924         3,960,924
     Equipment and furniture                                              1,396,644         1,389,927
     Oil and gas properties
         (successful efforts method of accounting)                          170,489           170,489
                                                                        -----------       -----------
                                                                          5,822,411         5,815,694
     Less accumulated depreciation and depletion                          2,551,038         2,480,107
                                                                        -----------       -----------
                                                                          3,271,373         3,335,587
OTHER ASSETS
     Cash escrow accounts                                                    44,293            40,025
     Deferred financing costs, net                                          349,320           349,320
                                                                        -----------       -----------
                                                                            393,613           389,345
                                                                        -----------       -----------
TOTAL ASSETS                                                            $ 8,266,360       $ 8,230,816
                                                                        ===========       ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $    50,898       $    50,898
     Accounts payable                                                     2,681,450         2,077,100
     Accrued expenses                                                       346,081           645,766
                                                                        -----------       -----------
             Total current liabilities                                    3,078,429         2,773,764
LONG-TERM DEBT                                                            4,283,928         4,293,990

STOCKHOLDERS' EQUITY
     Common stock, par value $0.001, authorized 50,000,000 shares,
         issued 22,000,000 shares                                            22,000            22,000
     Additional paid-in capital                                           5,096,745         5,096,745
     Retained earnings (deficit)                                         (3,162,533)       (2,903,474)
                                                                        -----------       -----------
                                                                          1,956,212         2,215,271
     Less cost of shares held in the treasury,
         2003 - 6,084,289 shares; 2002 - 6,084,289 shares                   892,209           892,209
     Notes receivable - officer                                             160,000           160,000
                                                                        -----------       -----------
                                                                            904,003         1,163,062
                                                                        -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 8,266,360       $ 8,230,816
                                                                        ===========       ===========

See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                                 2003               2002
                                                             ------------       ------------
REVENUES
     Patient service revenue                                 $  3,572,250       $  3,103,423
     Other revenue                                                  9,419             31,457
                                                             ------------       ------------
            Total revenue                                       3,581,669          3,134,880

COSTS AND EXPENSES
     Professional care of patients                              2,185,950          1,828,012
     General services                                             668,458            619,400
     Administrative services                                      829,203            450,563
     Other costs                                                    5,377             13,579
     Depreciation, depletion and amortization                      70,931             62,460
                                                             ------------       ------------
            Income (loss) from operations                        (178,250)           160,866

OTHER INCOME (EXPENSES)
     Investment income (loss)                                        (970)            (1,131)
     Interest income                                                1,161              5,847
     Interest expense                                             (81,000)           (79,100)
                                                             ------------       ------------
            Income (loss) before taxes on income (loss)          (259,059)            86,482

Provision for income taxes                                             --                 --
                                                             ------------       ------------
            Net income (loss)                                ($   259,059)      $     86,482
                                                             ============       ============

Weighted averages shares outstanding                           15,915,711         15,923,494
                                                             ============       ============

Earnings (loss) per common share - basic and diluted         ($      0.02)      $       0.01
                                                             ============       ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Three Months Ended
                                                        March 31,          March 31,
                                                           2003              2002
                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                   ($  342,464)      $   163,099

CASH FLOWS FROM INVESTING ACTIVITIES
        Payments for acquisition of property                (6,717)          (55,896)
                                                       -----------       -----------
            Net cash used in investing activities           (6,717)          (55,896)

CASH FLOWS FROM FINANCING ACTIVITIES
        Purchase of treasury stock                              --              (670)
        Payments on borrowings                             (10,062)          (10,246)
                                                       -----------       -----------
            Net cash used in financing activities          (10,062)          (10,916)
                                                       -----------       -----------
            Net increase (decrease) in cash               (359,243)           96,287

CASH, beginning of period                                1,004,795         1,412,024
                                                       -----------       -----------

CASH, end of period                                    $   645,552       $ 1,508,311
                                                       ===========       ===========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003, and its results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

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

      Options are exercisable only by the participants and are not assignable during their lifetime and must be exercised within one year of the death of the participant by his legal representative.

      A summary of the status of the Company's stock options for 2003 and 2002 is as follows:

                                                     2003                        2002
                                            ----------------------      ----------------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                             Shares       Exercise       Shares       Exercise
                                              (000)        Price          (000)        Price
                                            --------      --------      --------      --------
           Outstanding, beginning              1,500           .15         1,500      $    .15
              Granted                             --            --            --            --
              Exercised                           --            --            --            --
              Forfeited                           --            --            --            --
                                            --------      --------      --------      --------
           Outstanding, ending                 1,500           .15         1,500      $    .15
                                            ========      ========      ========      ========

           Options exercisable
              at year end                      1,500      $    .15         1,500      $    .15
                                            ========      ========      ========      ========

           Weighted average fair
               value of options
               granted during the year                    $     --                    $     --
                                                          ========                    ========

At March 31, 2003, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 7 years.

Item 2.  Management's Discussion and Analysis of Financial
         Position and Results of Operations.

Changes in Balance Sheet Accounts

Current assets were $4,601,374 and total assets were $8,266,360 at March 31, 2003 as compared to $4,505,884 current assets and $8,230,816 total assets at December 31, 2002. Current liabilities were $3,078,429 at March 31, 2003 as compared to $2,773,764 at December 31, 2002.

Results of Operations

For the Three Months Ended March 31, 2003, operating revenue was $3,581,669; costs and expenses were $3,759,919, net loss was ($259,059) and interest income was $1,161, as compared to the Three Months Ended March 31, 2002, operating revenue of $3,134,880, costs and expenses of $2,974,014, net income was $86,482 and interest income of $5,847.

Cash Flows

For the Three Months Ended March 31, 2003, cash flows from operating activities were ($342,464), cash flows from investing activities were ($6,717), cash flows from financing activities were ($10,062) net decrease in cash was ($359,243), cash at the beginning of the period was $1,004,795, and cash at the end of the period was $645,552 as compared to the Three Months Ended March 31, 2002, to cash flows from operating activities of $163,099, cash flows from investing activities of ($55,896), cash flows from financing activities of ($10,916), net increase in cash of $96,287, cash at the beginning of the period of $1,412,024 and cash at the end of the period of $1,508,311.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 2003.

Item 4.  Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

         (a) Exhibit 99.1 - Section 906 Certification

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

Date:  May 13, 2003

                                  CERTIFICATION
                      Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


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

         /s/  Arch B. Gilbert                                       May 13, 2003
------------------------------------------------
Arch B. Gilbert
President, Chief Executive Officer
and Chief Financial Officer