Form 10-Q
period 2003-06-30
INTERWEST MEDICAL CORP
filed 2003-08-08
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003  Commission File No. 2-82655
                  -------------                      -------

                          INTERWEST MEDICAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                             75-1864474
----------------------------      --------------------------------------
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

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 2003, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 31, 2003

xxx

                               PART I - EXHIBIT I

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,           December 31,
                                                                             2003                 2002
                                                                         -----------          ------------
                                                                         (Unaudited)
                              ASSETS
CURRENT ASSETS
   Cash                                                                  $   615,874          $ 1,004,795
   Accounts receivable - trade                                             3,037,885            2,783,978
   Investments - trading                                                     258,331              186,606
   Prepaid expenses and other receivables                                    907,024              530,505
                                                                         -----------          -----------

          Total current assets                                             4,819,114            4,505,884

PROPERTY AND EQUIPMENT, at cost
   Land                                                                      294,354              294,354
   Buildings and improvements                                              3,960,924            3,960,924
   Equipment and furniture                                                 1,404,605            1,389,927
   Oil and gas properties
       (successful efforts method of accounting)                             170,489              170,489
                                                                         -----------          -----------

                                                                           5,830,372            5,815,694
   Less accumulated depreciation and depletion                             2,621,969            2,480,107
                                                                         -----------          -----------

                                                                           3,208,403            3,335,587
OTHER ASSETS
   Cash escrow accounts                                                       47,494               40,025
   Deferred financing costs, net                                             349,320              349,320
                                                                         -----------          -----------

                                                                             396,814              389,345
                                                                         -----------          -----------

TOTAL ASSETS                                                             $ 8,424,331          $ 8,230,816
                                                                         ===========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                  $    50,898          $    50,898
   Accounts payable                                                        2,362,460            2,077,100
   Accrued expenses                                                          549,035              645,766
                                                                         -----------          -----------

          Total current liabilities                                        2,962,393            2,773,764

LONG-TERM DEBT                                                             4,261,473            4,293,990

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001, authorized 50,000,000 shares,
     issued 22,000,000 shares                                                 22,000               22,000
   Additional paid-in capital                                              5,096,745            5,096,745
   Retained earnings (deficit)                                            (2,866,071)          (2,903,474)
                                                                         -----------          -----------

                                                                           2,252,674            2,215,271
   Less cost of shares held in the treasury,
     2003 - 6,084,289 shares; 2002 - 6,084,289 shares                        892,209              892,209
   Notes receivable - officer                                                160,000              160,000
                                                                         -----------          -----------

                                                                           1,200,465            1,163,062
                                                                         -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 8,424,331          $ 8,230,816
                                                                         ===========          ===========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                          -------------------------------       -------------------------------
                                                              2003               2002               2003               2002
                                                          ------------       ------------       ------------       ------------
REVENUES
  Patient service revenue                                 $  3,850,486       $  3,346,771       $  7,422,736       $  6,450,194
  Other revenue                                                 13,213              5,934             22,632             37,391
                                                          ------------       ------------       ------------       ------------

       Total revenue                                         3,863,699          3,352,705          7,445,368          6,487,585

COSTS AND EXPENSES
  Professional care of patients                              2,353,585          1,972,499          4,539,535          3,800,511
  General services                                             708,708            642,234          1,377,166          1,261,634
  Administrative services                                      424,207            550,360          1,253,410          1,000,923
  Other costs                                                    3,535              2,529              8,912             16,108
  Depreciation, depletion and amortization                      70,931             68,149            141,862            130,609
                                                          ------------       ------------       ------------       ------------

       Income (loss) from operations                           302,733            116,934            124,483            277,800

OTHER INCOME (EXPENSES)
  Interest income                                                1,233              7,051              2,394             12,898
  Expense                                                      (80,200)           (69,216)          (161,200)          (148,316)
  Investment income (loss)                                      72,696           (592,705)            71,726           (593,836)
                                                          ------------       ------------       ------------       ------------

       Income (loss) before taxes on income (loss)             296,462           (537,936)            37,403           (451,454)

Provision for income taxes                                          --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

       Net income (loss)                                  $    296,462       $   (537,936)      $     37,403       $   (451,454)
                                                          ============       ============       ============       ============


Weighted averages shares outstanding                        15,915,771         15,917,911         15,915,741         15,920,702
                                                          ============       ============       ============       ============

Earnings (loss) per common share - basic and diluted      $       0.02       $      (0.03)      $       0.00       $      (0.03)
                                                          ============       ============       ============       ============


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                         INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                    June 30,             June 30,
                                                                      2003                 2002
                                                                  -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES                              $  (334,257)         $  (214,801)


CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for acquisition of property                              (14,678)            (210,846)
    Net changes in escrow accounts                                     (7,469)              (6,402)
    Proceeds from sale of property and equipment                           --               14,000
                                                                  -----------          -----------

      Net cash provided by
         (used in) investing activities                               (22,147)            (203,248)


CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of treasury stock                                             --                 (670)
    Payments on borrowings                                            (32,517)             (40,618)
                                                                  -----------          -----------

      Net cash provided by (used in) financing activities             (32,517)             (41,288)
                                                                  -----------          -----------

      Net increase (decrease) in cash                                (388,921)            (459,337)

CASH, beginning of period                                           1,004,795            1,412,024
                                                                  -----------          -----------

CASH, end of period                                               $   615,874          $   952,687
                                                                  ===========          ===========


See Accompanying Notes to Condensed
  Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003, and its results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

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

       A summary of the status of the Company's stock options for 2003 and 2002 is as follows:

                                           2003                         2002
                                  ----------------------       ----------------------
                                                Weighted                     Weighted
                                                 Average                      Average
                                   Shares       Exercise         Shares      Exercise
                                   (000)         Price           (000)        Price
                                  -------       --------        -------      --------

Outstanding, beginning              1,500          .15           1,500         $.15
  Granted                              --           --              --           --
  Exercised                            --           --              --           --
  Forfeited                            --           --              --           --
                                  -------         ----         -------         ----

Outstanding, ending                 1,500          .15           1,500         $.15
                                  =======         ====         =======         ====

Options exercisable
  at year end                       1,500         $.15           1,500         $.15
                                  =======         ====         =======         ====

Weighted average fair
  value of options
  granted during the year                         $ --                         $ --
                                                  ====                         ====

       At June 30, 2003, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 6.75 years.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

Item 2.    Management's Discussion and Analysis of Financial
           Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $4,819,114 and total assets were $8,424,331 at June 30, 2003 as compared to $4,505,884 current assets and $8,230,816 total assets at December 31, 2002. Current liabilities were $2,962,393 at June 30, 2003 as compared to $2,773,764 at December 31, 2002.

Results of Operations

For the three months ended June 30, 2003, operating revenue was $3,863,699; costs and expenses were $3,560,966 net income was $296,462 and interest income was $1,233, as compared to the three months ended June 30, 2002, operating revenue of $3,352,705, costs and expenses of $3,235,771, net loss was ($537,936) and interest income of $7,051.

For the six months ended June 30, 2003, operating revenue was $7,445,368, costs and expenses were $7,320,885, net income was $37,403 and interest income was $2,394, as compared to the six months ended June 30, 2002, operating revenue of $6,487,585, costs and expenses of $6,209,785, net loss of ($451,454) and interest income of $12,898.

Cash Flows

For the six months ended June 30, 2003, cash flows from operating activities were ($334,257), cash flows from investing activities were ($22,147), cash flows from financing activities were ($32,517) net decrease in cash was ($388,921), cash at the beginning of the period was $1,004,795, and cash at the end of the period was $615,874 as compared to the six months ended June 30, 2002, to cash flows from operating activities of ($214,801), cash flows from investing activities of ($203,248), cash flows from financing activities of ($41,288), net decrease in cash of ($459,337), cash at the beginning of the period of $1,412,024 and cash at the end of the period of $952,687.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 2003.

Item 4.    Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibit 31 - Section 302 Certification
                  Exhibit 32 - Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

                                INTERWEST MEDICAL CORPORATION



                                By:  /s/ ARCH B. GILBERT
                                   ---------------------------------------------
                                Arch B. Gilbert, President,
                                Chief Executive Officer,
                                Chief Financial Officer, and
                                Chief Accounting Officer

Date:    August 1, 2003