Form 10-Q
period 2003-09-30
INTERWEST MEDICAL CORP
filed 2003-11-13
CIK 717197

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003                 Commission File No. 2-82655

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

                    Yes                       No   X

                        (APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 15,915,211 shares of Common Stock, $0.001 Par Value.

                          INTERWEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,     December 31,
                                                              2003              2002
                                                              ----              ----
                                                          (Unaudited)
                         ASSETS

CURRENT ASSETS
  Cash ................................................   $   442,517       $ 1,004,795
  Accounts receivable - trade .........................     3,569,977         2,783,978
  Investments - trading ...............................       334,649           186,606
  Prepaid expenses and other receivables ..............       698,846           530,505
                                                          -----------       -----------
      Total current assets ............................     5,045,989         4,505,884

PROPERTY AND EQUIPMENT, at cost
  Land ................................................       294,354           294,354
  Buildings and improvements ..........................     3,962,104         3,960,924
  Equipment and furniture .............................     1,420,938         1,389,927
  Oil and gas properties
    (successful efforts method of accounting) .........       170,489           170,489
                                                          -----------       -----------
                                                            5,847,885         5,815,694
  Less accumulated depreciation and depletion .........     2,692,900         2,480,107
                                                          -----------       -----------
                                                            3,154,985         3,335,587
OTHER ASSETS
  Cash escrow accounts ................................       191,700            40,025
  Deferred financing costs, net .......................        53,340           349,320
                                                          -----------       -----------
                                                              245,040           389,345
                                                          -----------       -----------
TOTAL ASSETS ..........................................   $ 8,446,014       $ 8,230,816
                                                          ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt ................   $    40,940       $    50,898
  Accounts payable ....................................     2,106,007         2,077,100
  Accrued expenses ....................................       583,060           645,766
                                                          -----------       -----------
      Total current liabilities .......................     2,730,007         2,773,764

LONG-TERM DEBT ........................................     4,577,160         4,293,990

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001, authorized
    50,000,000 shares, issued 22,000,000 shares .......        22,000            22,000
  Additional paid-in capital ..........................     5,096,745         5,096,745
  Retained earnings (deficit) .........................    (2,927,664)       (2,903,474)
                                                          -----------       -----------
                                                            2,191,081         2,215,271
  Less cost of shares held in the treasury,
    2003 - 6,084,789 shares; 2002 - 6,084,289 shares ..       892,234           892,209
  Notes receivable - officer ..........................       160,000           160,000
                                                          -----------       -----------
                                                            1,138,847         1,163,062
                                                          -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 8,446,014       $ 8,230,816
                                                          ===========       ===========

See Accompanying Notes to Condensed
 Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                                   -------------                        -------------
                                                              2003               2002               2003               2002
                                                              ----               ----               ----               ----
REVENUES
  Patient service revenue .............................   $  4,249,385       $  3,427,712       $ 11,672,121       $  9,877,906
  Other revenue .......................................         13,518              7,922             36,150             45,313
                                                          ------------       ------------       ------------       ------------
      Total revenue ...................................      4,262,903          3,435,634         11,708,271          9,923,219

COSTS AND EXPENSES
  Professional care of patients .......................      2,381,610          2,080,319          6,921,145          5,880,830
  General services ....................................        713,921            685,016          2,091,087          1,946,650
  Administrative services .............................        778,935            467,394          2,032,345          1,468,317
  Other costs .........................................          3,702              5,317             12,614             21,425
  Depreciation, depletion and amortization ............         70,931             68,149            212,793            198,758
                                                          ------------       ------------       ------------       ------------
      Income (loss) from operations ...................        313,804            129,439            438,287            407,239

OTHER INCOME (EXPENSES)
  Interest income .....................................            707              4,334              3,101             17,232
  Other Financing Costs ...............................       (349,320)                --           (349,320)                --
  Expense .............................................        (82,594)           (85,466)          (243,794)          (233,782)
  Investment income (loss) ............................         55,810           (662,347)           127,536         (1,256,183)
                                                          ------------       ------------       ------------       ------------
      Income (loss) before taxes on income (loss) .....        (61,593)          (614,040)           (24,190)        (1,065,494)

Provision for income taxes ............................             --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
      Net income (loss) ...............................   ($    61,593)      ($   614,040)      ($    24,190)      ($ 1,065,494)
                                                          ============       ============       ============       ============

Weighted averages shares outstanding ..................     15,915,544         15,917,411         15,915,675         15,919,605
                                                          ============       ============       ============       ============
Earnings (loss) per common share - basic and diluted ..   ($      0.00)      ($      0.04)      ($      0.00)      ($      0.07)
                                                          ============       ============       ============       ============

See Accompanying Notes to Condensed
 Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                   -----------------
                                                             September 30,     September 30,
                                                                 2003              2002
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES .....................   ($  652,982)      ($   80,528)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for acquisition of property ...................       (32,191)         (174,177)
  Net changes in escrow accounts .........................       151,675            (9,603)
  Proceeds from sale of property and equipment ...........            --            14,000
                                                             -----------       -----------

    Net cash provided by (used in) investing activities ..       119,484          (169,780)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings ...............................        14,705                --
  Purchase of treasury stock .............................           (25)             (770)
  Payments on borrowings .................................       (43,460)          (49,617)
                                                             -----------       -----------
    Net cash provided by (used in) financing activities ..       (28,780)          (50,387)
                                                             -----------       -----------
    Net increase (decrease) in cash ......................      (562,278)         (300,695)

CASH, beginning of period ................................     1,004,795         1,412,024
                                                             -----------       -----------
CASH, end of period ......................................   $   442,517       $ 1,111,329
                                                             ===========       ===========

See Accompanying Notes to Condensed
 Consolidated Financial Statements

                          INTERWEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003, and its results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

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

      A summary of the status of the Company's stock options for 2003 and 2002 is as follows:

                                         2003                       2002
                                         ----                       ----
                                             Weighted                    Weighted
                                             Average                     Average
                                Shares       Exercise       Shares       Exercise
                                 (000)        Price          (000)         Price
                                 -----        -----          -----         -----
Outstanding, beginning            1,500           .15         1,500      $    .15
  Granted                            --            --            --            --
  Exercised                          --            --            --            --
  Forfeited                          --            --            --            --
                               --------      --------      --------      --------
Outstanding, ending               1,500           .15         1,500      $    .15
                               ========      ========      ========      ========
Options exercisable
  at year end                     1,500      $    .15         1,500      $    .15
                               ========      ========      ========      ========
Weighted average fair
  value of options
  granted during the year                    $     --                    $     --
                                             ========                    ========

      At September 30, 2003, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 6.50 years.

4. In August, 2003, the company refinanced its long term debt based upon the current favorable financing and interest rate environment. All financing costs capitalized on its previous debt were charged to operations and is included in the accompanying financial statements as other financing costs.

                              REVIEW BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I - Exhibit I.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 10, 2003

                               PART I - EXHIBIT I

Item 2. Management's Discussion and Analysis of Financial
        Position and Results of Operations.


Changes in Balance Sheet Accounts

Current assets were $5,045,989 and total assets were $8,446,014 at September 30, 2003 as compared to $4,505,884 current assets and $8,230,816 total assets at December 31, 2002. Current liabilities were $2,730,007 at September 30, 2003 as compared to $2,773,764 at December 31, 2002.

Results of Operations

For the three months ended September 30, 2003, operating revenue was $4,262,903; costs and expenses were $3,949,099 net loss was ($61,593) and interest income was $707, as compared to the three months ended September 30, 2002, operating revenue of $3,435,634, costs and expenses of $3,306,195, net loss was ($614,040) and interest income of $4,334.

For the nine months ended September 30, 2003, operating revenue was $11,708,271, costs and expenses were $11,269,984, net loss was ($24,190) and interest income was $3,101, as compared to the nine months ended September 30, 2002, operating revenue of $9,923,219, costs and expenses of $9,515,980, net loss of ($1,065,494) and interest income of $17,232.

Cash Flows

For the nine months ended September 30, 2003, cash flows from operating activities were ($652,982), cash flows from investing activities were $119,484, cash flows from financing activities were ($28,780) net decrease in cash was ($562,278), cash at the beginning of the period was $1,004,795, and cash at the end of the period was $442,517 as compared to the nine months ended September 30, 2002, to cash flows from operating activities of ($80,528), cash flows from investing activities of ($169,780), cash flows from financing activities of ($50,387), net decrease in cash of ($300,695), cash at the beginning of the period of $1,412,024 and cash at the end of the period of $1,111,329.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2003.

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

Liquidity

The company has not experienced any substantial changes in liquidity during the current year. At December 31, 2002 current assets exceeded current liabilities by $1,732,120. Current assets exceed current liabilities by $2,315,982 at September 30, 2003.

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

                                      INTERWEST MEDICAL CORPORATION



                                      By: /s/ ARCH B. GILBERT
                                          -------------------------------------
                                      Arch B. Gilbert, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer, and
                                      Chief Accounting Officer

Date: November 11, 2003