Form 10-K
period 2003-12-31
INTERWEST MEDICAL CORP
filed 2004-04-12
CIK 717197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number            No. 0-11881

INTERWEST MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	75-1864474

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3221 Hulen Street, Suite C Fort Worth, Texas	76107-6193

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817)731-2743

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

     As of June 30, 2003 the aggregate market value of the 9,620,461 shares of voting Common Stock held by non-affiliates of the Company was approximately $577,000 based on the average bid and ask prices on that date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding
Class	as of April 10, 2004
Common Stock, $0.001 Par Value	15,915,461

DOCUMENTS INCORPORATED BY REFERENCE

(a)	Prospectus dated June 6, 1983 — incorporated by reference in Part I.

(b)	Exhibits to the Registration Statement No. 2-82655 on Form S-18 — Part IV.

(c)	Form 8-K, dated July 2, 1990.

FORM 10-K

INTERWEST MEDICAL CORPORATION

PART I

Item 1. Business.

     InterWest Medical Corporation (the “Company”) was incorporated under the laws of the State of Oklahoma on March 3, 1983. The principal office and place of business of the Company is located at Suite C, 3221 Hulen Street, Fort Worth, Texas 76107-6193. Its telephone number is (817) 731-2743.

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

     The Company’s business is extremely competitive in all phases. Many of its competitors, both public and private, possess and employ financial and personnel resources substantially greater than those which are currently available to the Company.

Item 2. Properties.

     The Company owns and operates a 156-bed skilled nursing home located on a nine-acre parcel of land in Colton, California. At December 31, 2003, the Company had an undepreciated cost of $3,058,271 in such facility, including equipment and furniture.

Item 3. Legal Proceedings.

     In the opinion of management, all litigation pertaining to the operations is considered to be ordinary routine litigation incidental to its business and that the disposition of all outstanding legal actions will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2003, except for the election of directors at the annual meeting of shareholders. The only Director elected at such meeting was Arch B. Gilbert, who received 13,397,396 number of votes for his election and 15,700 number of votes against his election.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters.

     The Company’s Common Stock is traded in the national over-the-counter market and is listed in the pink sheets. The high and low bid prices quoted for each quarter in the past two calendar years were as follows:

Period	Low Bid	High Bid
1st Quarter, 2002	$0.09	$0.12
2nd Quarter, 2002	$0.09	$0.11
3rd Quarter, 2002	$0.09	$0.11
4th Quarter, 2002	$0.09	$0.11

1st Quarter, 2003	$0.04	$0.06
2nd Quarter, 2003	$0.04	$0.09
3rd Quarter, 2003	$0.06	$0.10
4th Quarter, 2003	$0.06	$0.11

     As of March 26, 2004 the approximate number of holders of Common Stock was 1,770. No cash dividends had been paid as of December 31, 2003, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth certain summary financial information concerning the Company.

	2003	2002	2001	2000	1999
Operating Revenues	$15,849,894	$13,489,084	$13,347,836	$12,349,695	$11,295,408
Net income (loss)	(155,713)	(1,233,558)	(822,941)	(2,512,242)	1,657,032
Total Assets	8,344,031	8,230,816	9,119,421	9,966,256	13,247,657
Long-term Debt	4,555,316	4,293,990	4,340,814	4,388,104	4,435,560
Earnings per common share	(0.01)	(0.08)	(0.05)	(0.16)	0.11
Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     (a) Liquidity and Capital Resources:

     During the year 2001, the Company’s cash increased from $885,513 to $1,412,024. Accordingly, there was an increase in cash of $526,511. Additionally, the Company’s trading assets increased from $1,379,138 to $1,477,949, or a increase of $98,811. These increases were the result of operations and investment trading activities.

     During the year 2002, the Company’s cash decreased from $1,412,024 to $1,004,795. Accordingly, there was a decrease in cash of $407,229. This decrease was caused by losses from operations and purchases of property and equipment.

     During the year 2003, the Company’s cash decreased from $1,004,795 to $796,434. Accordingly, there was a decrease in cash of $208,361. Additionally, the Company’s trading assets increased from $186,606 to $355,252, or an increase of $168,646. These changes were the result of gains incurred in investment trading activities.

     The Company is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant’s liquidity increasing or decreasing in any material way.

     In the Company’s view, its short-term liquidity and short-term capital resources will be sufficient to cover its cash needs up to 12 months into the future. The Company does not presently anticipate material capital expenditures. The Company does not have any significant balloon payments. The Company’s long-term debt consists of a mortgage loan bearing interest at the rate of 5% and is payable in monthly installments of $23,307. It is anticipated that these payments will be made from revenues received by the operation of the Company’s nursing home.

     (b) Results of Operations:

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

     Operating profit for 2003 was $260,746, as compared to operating profit of $284,877 for 2002. Net loss decreased from ($1,233,558) for 2002 to ($155,713) for the year 2003. The decrease was the result of investment trading results.

Effects of Inflation:

     The Company is of the view that inflation did not affect its operations in 2003 and should not in 2004

Item 7a. Qualitative and Quantitative Disclosure About Market Risk

     The Company did not enter into any derivative financial instruments in 2003 and does not anticipate any in 2004.

     The Company has no variable rate debt. The Company’s mortgage note carries a 5% fixed rate and would be unaffected by changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2003.

Item 9a. Controls and Procedures

     Within 90 days of the filing of this 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Act of 1934). Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. Our audits also included the financial statement schedule II for each of the years in the three year period ended December 31, 2003. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterWest Medical Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 19, 2004

4150

(1 of 2)

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash, including interest bearing accounts, 2003 $555,443; 2002 $730,748	$796,434	$1,004,795
Accounts receivable — trade, net of allowance for doubtful accounts, 2003 $452,000; 2002 $110,033	3,655,364	2,783,978
Investments — trading	355,252	186,606
Prepaid expenses and other receivables	75,933	530,505

Total current assets	4,882,983	4,505,884
PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,147,464	3,960,924
Equipment and furniture	1,240,906	1,389,927
Oil and gas properties
(successful efforts method of accounting)	170,489	170,489

	5,853,213	5,815,694
Less accumulated depreciation and depletion	2,723,936	2,480,107

	3,129,277	3,335,587
OTHER ASSETS
Cash escrow accounts	253,202	40,025
Deferred financing costs, net	78,569	349,320

	331,771	389,345

TOTAL ASSETS	$8,344,031	$8,230,816

The Notes to Consolidated Financial Statements are an integral part of these statements.

(2 of 2)

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$50,539	$50,898
Accounts payable	2,022,066	2,077,100
Accrued salaries	708,786	645,766

Total current liabilities	2,781,391	2,773,764
LONG-TERM DEBT	4,555,316	4,293,990

Total liabilities	7,336,707	7,067,754
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares; issued 22,000,000 shares	22,000	22,000
Additional paid-in capital	5,096,745	5,096,745
Retained earnings (deficit)	(3,059,187)	(2,903,474)

	2,059,558	2,215,271
Less cost of shares held in the treasury, 2003 - 6,084,539 shares; 2002 - 6,084,289 shares	892,234	892,209
Notes receivable — officer	160,000	160,000

	1,007,324	1,163,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,344,031	$8,230,816

The Notes to Consolidated Financial Statements are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES
Patient service revenue	$15,804,213	$13,435,829	$13,284,809
Other revenue	45,681	53,255	63,027

Total revenue	15,849,894	13,489,084	13,347,836
COSTS AND EXPENSES
Professional care of patients	9,402,039	8,010,399	7,775,638
General services	2,988,107	2,617,876	2,436,208
Administrative services	2,906,192	2,246,550	2,621,360
Other costs	15,791	37,000	16,782
Depreciation, depletion and amortization	277,019	292,382	267,478

	260,746	284,877	230,370
OTHER INCOME (EXPENSES)
Gain (loss) on sale of securities	164,669	(1,233,736)	(690,316)
Loss on refinancing	(349,320)	—	—
Interest income	13,747	34,174	64,407
Interest expense	(245,555)	(329,864)	(352,209)

Income (loss) before taxes on income	(155,713)	(1,244,549)	(747,748)
Provision (benefit) for income taxes	—	(10,991)	75,193

Net income (loss)	$(155,713)	$(1,233,558)	$(822,941)

Weighted averages shares outstanding	15,914,192	15,918,773	15,929,353

Earnings per common share — basic and diluted	$(0.01)	$(0.08)	$(0.05)

The Notes to Consolidated Financial Statements are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock
			Additional	Retained
	Number of	Par	Paid-in	Earnings	Treasury	Note
	Shares	Value	Capital	(Deficit)	Stock	Receivable
BALANCE, December 31, 2000	22,000,000	$22,000	$5,096,745	$(846,975)	$(889,989)	$(160,000)
Net loss	—	—	—	(822,941)	—
Purchase of 5,500 shares of common stock	—	—	—	—	(550)	—

BALANCE, December 31, 2001	22,000,000	22,000	5,096,745	(1,669,916)	(890,539)	(160,000)
Net loss	—	—	—	(1,233,558)	—	—
Purchase of 8,900 shares of common stock	—	—	—	—	(1,670)	—

BALANCE, December 31, 2002	22,000,000	22,000	5,096,745	(2,903,474)	(892,209)	(160,000)
Net Loss	—	—	—	(155,713)	—	—
Purchase of 250 shares of common stock	—	—	—	—	(25)	—

BALANCE,
December 31, 2003	22,000,000	$22,000	$5,096,745	$(3,059,187)	$(892,234)	$(160,000)

The Notes to Consolidated Financial Statements are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM
OPERATING ACTIVITIES
Cash received from customers/patients	$14,978,508	$13,064,210	$13,474,485
Interest received	13,747	34,174	62,955
Cash paid to suppliers and employees	(14,869,775)	(12,992,557)	(12,735,386)
Investments — net	(3,977)	51,252	(789,127)
Interest paid	(225,351)	(303,161)	(352,209)
Income taxes paid (refunded)	—	15,632	1,028,429

Net cash provided by (used in) operating activities	(106,848)	(130,450)	689,147
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property and equipment	(69,826)	(240,457)	(150,925)
Proceeds from sale of assets	—	20,701	—
Mortgage escrow deposits, net	(21,477)	(12,137)	32,777

Net cash used in investing activities	(91,303)	(231,893)	(118,148)
CASH FLOWS FROM
FINANCING ACTIVITIES
Loan proceeds	73,665	—	—
Payments on debt	(83,850)	(43,216)	(43,938)
Purchase of treasury stock	(25)	(1,670)	(550)

Net cash used in financing activities	(10,210)	(44,886)	(44,488)

Net increase (decrease) in cash	(208,361)	(407,229)	526,511
CASH, beginning of period	1,004,795	1,412,024	885,513

CASH, end of period	$796,434	$1,004,795	$1,412,024

The Notes to Consolidated Financial Statements are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$(155,713)	$(1,233,558)	$(822,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) loss on securities	(164,669)	1,233,736	690,316
Depreciation and amortization	277,019	292,382	267,478
Loss on refinancing	349,320	—	—
Deferred taxes	—	—	209,527
Changes in assets and liabilities
Accounts receivable	(871,386)	(424,874)	126,649
Prepaid expenses and other receivables	454,572	(443,868)	(1,542)
Trading securities	(3,977)	51,252	(789,127)
Accounts payable	(55,034)	340,700	175,016
Accrued liabilities	63,020	49,139	(58,872)
Income taxes payable (receivable)	—	4,641	894,095
Other	—	—	(1,452)

Net cash provided by (used in) operating activities	$(106,848)	$(130,450)	$689,147

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

In 2003, the Company refinanced it’s mortgage on its healthcare facility, of which $191,700 of escrow deposits and $79,452 of loan costs were financed as part of the refinancing.

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

Investments in Securities

The Company’s investments in securities are classified as follows:

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

Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES – continued

Investments in Securities — continued

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

     Oil and Gas Property and Equipment

The Company utilizes the “successful efforts” method of accounting for costs incurred in the exploration and development of oil and gas properties. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are accumulated and subsequently either expensed, if the properties are determined not to have proved reserves or capitalized as a depletable asset if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical and carrying costs are charged to expenses as incurred. Acquisition costs relating to producing oil and gas properties are amortized on a prospect by prospect basis using the units-of-production method based on engineers’ estimates of proven oil and gas reserves. Depletion and depreciation of producing oil and gas properties (other than acquisition costs) are amortized by prospect using the units-of-production method based on estimated proved developed reserves.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Financial Instruments

Financial instruments of the Company consist of cash, accounts receivable, investments and debt. Recorded values of cash and accounts receivable approximate fair values due to the short maturities of the instruments. For information on the fair value of investments, see Note 2. The fair value of debt is estimated at its carrying value at December 31, 2003 and 2002, based upon current interest rates of similar debt which approximates the Company’s mortgage interest rate.

Revenue

The Company operates an acute care facility in Colton, California.

Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others for service rendered. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal). Approximately 59% of 2003 revenue and 53% of 2002 revenue was derived from a contract with one health maintenance organization.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES – continued

Revenue – continued

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

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES – continued

Stock-based Compensation – continued

The Financial Accounting Standards Board has issued Statement No. 123 establishing a fair value based method of accounting for stock-based compensation plans. As permitted under Statement No. 123, the Company does not intend to adopt the recognition or accounting requirements of the statement.

NOTE 2. INVESTMENT SECURITIES

Investment securities consist entirely of equity securities.

Included in gain (loss) on sale of investments for 2003 is $343,839 of unrealized gain on trading securities held at year end. In 2002 and 2001; $521,182 and $418,728, respectively, of unrealized loss on trading securities was held at year end.

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

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CAPITAL STOCK – continued

A summary of the status of the Company’s stock options for 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning	1,500	.15	1,500	$.15	1,500	$.15
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding, ending	1,500	.15	1,500	$.15	1,500	$.15

Options exercisable at year end	1,500	$.15	1,500	$.15	1,500	$.15

Weighted average fair value of options granted during the year		$—		$—		$—

At December 31, 2003, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 6.25 years.

NOTE 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2002 and 2001, Arch B. Gilbert, a Professional Corporation, whose sole stockholder is president of the Company, was paid $82,500, $193,163 and $225,326, respectively, for legal services rendered.

During the years ended December 31, 2003, 2002 and 2001, the above corporation was reimbursed $34,307, $26,547 and $50,273, respectively, for expenses incurred on behalf of the Company.

During 2003, 2002 and 2001, the wife of the Company’s president performed consulting services for the Company for which she received annual compensation of $36,000.

The Company has a note receivable from its president. The note bears interest at 6% annually and principal is due at maturity, April 1, 2004. Interest accrued on the note was $9,600 annually in 2003, 2002 and 2001.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FEDERAL INCOME TAXES

The Company’s tax provision (benefit) for 2003, 2002 and 2001 consists of the following:

	2003		2002	2001
Current expense (benefit)	$	(-)	$(10,991)	$(134,334)
Deferred taxes		—	—	—
Re-evaluation of valuation allowance on beginning temporary differences		—	—	209,527

	$	(-)	$(10,991)	$75,193

The 2003, 2002 and 2001 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

	2003		2002	2001
Tax at statutory rates		$(52,942)	$(423,147)	$(254,234)
Re-evaluation of valuation allowance on beginning temporary differences		—	—	209,527
Losses not providing benefits		52,908	412,112	119,855
Other		34	44	45

	$	(-)	$(10,991)	$75,193

All income (loss) since inception relates to domestic activity.

The tax effects of temporary differences at December 31, 2003 and 2002 that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	2003	2002
Deferred tax assets Unrealized loss on marketable securities	$60,296	$177,202
Expense deduction in future periods	153,680	37,411
Capital loss carryforward	875,302	831,552
Other carryforwards	31,398	—

	1,120,676	1,046,165
Deferred tax liabilities
Depreciation and depletion	(79,615)	(115,476)
Valuation allowance	(1,041,061)	(930,689)

Deferred tax asset (liabilities), net	$—	$—

During 2003, the valuation allowance increased $110,372. The valuation allowance increased $399,645 in 2002.

The Company has a capital loss carryforward of approximately $2,574,000, ultimately expiring in 2008, and a net operating loss carryforward of approximately $85,000 due to expire in 2021.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2003	2002
Mortgage loan for financing of a nursing home constructed in Colton, California. The mortgage loan bears interest at 5%, is due in monthly installments of $23,307 (principal and interest), matures in September, 2038 and is secured by real estate	$4,605,855	$4,344,888
Less current maturities	50,539	50,898

	$4,555,316	$4,293,990

Aggregate maturities of long-term debt for each of the succeeding five years and thereafter is as follows:

2004	$50,539
2005	53,125
2006	55,842
2007	58,699
2008	61,703
Thereafter	4,325,947

$4,605,855

NOTE 7. CONTINGENCIES

The Company is involved in litigation pertaining to its long-term health care operations. It is the Company’s opinion that any loss incurred would be adequately covered by insurance and the ultimate liability, if any, should not have a material adverse effect on the Company’s consolidated financial position.

NOTE 8 EMPLOYEES RETIREMENT PLAN

The Company has a retirement plan covering substantially all of its employees. Contributions to the plan in 2003, 2002 and 2001 totaled $55,301, $61,144, and $79,518, respectively.

INTERWEST MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column E	Column F
		Additions
		Charged
	Balance at	to Costs	Charged
	Beginning	and	to Other		Balance at
	of Period	Expenses	Accounts	Deductions	End of Period
Allowance for doubtful accounts
Year ended
December 31, 2001	$52,932	$129,127	$—	$7,864	$174,195

Year ended
December 31, 2002	$174,195	$88,513	$—	$152,675	$110,033

Year ended
December 31, 2003	$110,033	$390,360	$—	$48,393	$452,000

PART III

Item 10. Directors and Executive Officers of the Registrant.

     (a) Identification of Directors:

     The directors of the Company are elected annually to serve until the next Annual Meeting and until their successors are elected and qualified.

		Year First Became
		a Director of
Name	Age	Company	Position
Arch B. Gilbert	70	1983 (1)	President, Secretary, Treasurer & Director

(1) Date of incorporation

     (b) Identification of Executive Officers:

Name	Position	Age
Arch B. Gilbert	President, Secretary, Treasurer	70

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

     No personal meetings of the directors took place in 2003. All resolutions of the directors were taken by written consent.

     (c) Compliance with Section 16(a) of The Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the two fiscal years ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

     During the fiscal year ended December 31, 2002, Arch B. Gilbert did not receive any direct remuneration.

     All executive officers as a group (1 person) received cash remuneration in fiscal year 2003 of $0. This does not include legal fees paid to the law firm of the President of reimbursement or expenses paid to it. See Item 13. Directors do not receive any compensation for their services as directors.

     The Company has established an Incentive Stock Option Plan (the “Plan”) which reserved 1,500,000 shares of Common Stock for the exercise of options which may be granted to directors, officers, employees and others. Mr. Gilbert was granted an option to purchase 1,500,000 shares of stock at $.15 per share on April 1, 1999. The option is for a period of 10 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The following table sets forth, as of April 1, 2003, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company’s Common Stock:

Name and Address	Shares
of	Beneficially
Beneficial Owner	Owned	Percent
Arch B. Gilbert 3221 Hulen Street Suite C Fort Worth, Texas 76107	6,295,000 (1)	39.6%

     (1) Includes 100,000 shares owned by Arch B. Gilbert, A Professional Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert’s wife. Does not include shares owned by Shannon Gilbert Moten or Devon Vrana, Mr. Gilbert’s adult daughters, which beneficial ownership Mr. Gilbert disclaims. Does not include options to purchase 1,500,000 shares.

     (b) The following table sets forth as of December 31, 2003, certain information concerning shares beneficially owned by all directors and all directors and officers of the registrant as a group:

		Amount and
	Name of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Ownership	of Class
Common Stock	Arch B. Gilbert	6,295,000	39.6%
Common Stock $0.001 Par Value	All Officer and Directors as a Group (1 person)	6,295,000	39.6%

Item 13. Certain Relationships and Related Transactions.

     The Registrant shares the offices of Arch B. Gilbert, consisting of approximately 1,400 square feet, for which it paid total rent in the year 2003 of $15,600. The Registrant also reimbursed Mr. Gilbert for 50% of his office and administrative expenses for the year ending December 31, 2003 and for direct out-of-pocket expenses incurred on behalf of the Company. The total amount of such reimbursement was $18,707. For the year 2003, Arch B. Gilbert, A Professional Corporation, whose sole stockholder is the President of the Company, was paid $82,500 for legal services rendered.

     In 2004, Mr. Gilbert may perform legal services on behalf of the Registrant although there are no present plans, agreement or understandings in regard to any such legal services. If any such legal services are performed by Mr. Gilbert on behalf of the Company, he will be compensated at his usual hourly rate.

     In 2003, Mr. Gilbert’s wife performed consulting services for the Company for which she received total cash compensation of $36,000.

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

PART IV

Item 14. Principle Accounting Fees and Services

     The Company has only one director, Arch B. Gilbert. He also serves as the Company’s president and chief executive officer. Mr. Gilbert pre-approves all services of Weaver and Tidwell, L.L.P., the Company’s principal accountant. Aggregate fees billed by Weaver and Tidwell, L.L.P. for 2002 and 2001 were as follows:

	2003	2002
Audit fees	$41,050	$35,900
Audit related fees	—	—
Tax fees (compliance)	10,030	9,200
All other fees (health care consulting)	—	3,700
	$51,080	$48,800

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial Statements.

         The following financial statements of the Company are included in Part II, Item 8:

Independent Auditor’s Report

Consolidated Balance Sheets December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

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

INTERWEST MEDICAL CORPORATION

INDEX TO EXHIBITS

ITEM 14(a)

Exhibit	Description	Page
3	Articles of Incorporation, Bylaws	*
4	Instruments defining the right of securities holders, including debentures	*
10	Material contracts	*
14.1	Code of Ethics	16
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	17
32	Certification pursuant to 18 U.S.C. Section 1350 pursuant to 906 of the Sarbanes-Oxley Act of 2002	18

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

Date: April 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Arch B. Gilbert

Arch B. Gilbert, Director

Date: April 10, 2004