Form 10-Q
period 2004-03-31
INTERWEST MEDICAL CORP
filed 2004-05-20
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004 Commission File No. 2-82655

INTERWEST MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	75-1864474

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Arlington Heights Professional Office Building
3221 Hulen Street, Suite C, Fort Worth, TX 76107-6193

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (817)731-2743

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report. 15,915,211 shares of Common Stock, $0.001 Par Value.

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$581,884	$796,434
Accounts receivable — trade	3,402,146	3,655,364
Investments — trading	313,139	355,252
Prepaid expenses and other receivables	355,783	75,933

Total current assets	4,652,952	4,882,983
PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,149,032	4,147,464
Equipment and furniture	1,246,625	1,240,906
Oil and gas properties
(successful efforts method of accounting)	170,489	170,489

	5,860,500	5,853,213
Less accumulated depreciation and depletion	2,789,526	2,723,936

	3,070,974	3,129,277
OTHER ASSETS
Cash escrow accounts	253,203	253,202
Deferred financing costs, net	78,569	78,569

	331,772	331,771

TOTAL ASSETS	$8,055,698	$8,344,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$50,539
Accounts payable	2,127,363	2,022,066
Accrued expenses	412,976	708,786

Total current liabilities	2,540,339	2,781,391
LONG-TERM DEBT	4,605,855	4,555,316
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares, issued 22,000,000 shares	22,000	22,000
Additional paid-in capital	5,096,745	5,096,745
Retained earnings (deficit)	(3,156,957)	(3,059,187)

	1,961,788	2,059,558
Less cost of shares held in the treasury, 2004 - 6,084,789 shares; 2003 - 6,084,289 shares	892,284	892,234
Notes receivable — officer	160,000	160,000

	909,504	1,007,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,055,698	$8,344,031

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Patient service revenue	$4,237,569	$3,572,250
Other revenue	10,224	9,419

Total revenue	4,247,793	3,581,669
COSTS AND EXPENSES
Professional care of patients	2,468,632	2,185,950
General services	663,067	668,458
Administrative services	1,091,423	829,203
Other costs	2,318	5,377
Depreciation, depletion and amortization	74,774	70,931

Income (loss) from operations	(52,421)	(178,250)
OTHER INCOME (EXPENSES)
Investment income (loss)	57,972	(970)
Interest income	778	1,161
Interest expense	(104,055)	(81,000)

Income (loss) before taxes on income (loss)	(97,726)	(259,059)
Provision for income taxes	—	—

Net income (loss)	$(97,726)	$(259,059)

Weighted averages shares outstanding	15,915,211	15,915,711

Earnings (loss) per common share — basic and diluted	$(0.01)	$(0.02)

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$(156,674)	$(342,464)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of property	(7,287)	(6,717)

Net cash used in investing activities	(7,287)	(6,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(50)	—
Payments on borrowings	(50,539)	(10,062)

Net cash used in financing activities	(50,589)	(10,062)

Net increase (decrease) in cash	(214,550)	(359,243)
CASH, beginning of period	796,434	1,004,795

CASH, end of period	$581,884	$645,552

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2004, and its results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

3.	The Company has adopted a Stock Option Plan which provides for the granting of options to officers and other key employees for the purchase of common stock of the Company.

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

A summary of the status of the Company’s stock options for 2004 and 2003 is as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price
Outstanding, beginning	1,500	.15	1,500	$.15
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, ending	1,500	.15	1,500	$.15

Options exercisable at year end	1,500	$.15	1,500	$.15

Weighted average fair value of options granted during the year		$—		$—

At March 31, 2004, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 6 years.

REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I — Exhibit I.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of March 31, 2004, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of InterWest Medical Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 12, 2004

674

PART I — EXHIBIT I

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Changes in Balance Sheet Accounts

Current assets were $4,652,952 and total assets were $8,055,698 at March 31, 2004 as compared to $4,882,983 current assets and $8,344,031 total assets at December 31, 2003. Current liabilities were $2,540,339 at March 31, 2004 as compared to $2,781,391 at December 31, 2003.

Results of Operations

For the Three Months Ended March 31, 2004, operating revenue was $4,247,793; costs and expenses were $4,300,214, net loss was ($97,726) and interest income was $778, as compared to the Three Months Ended March 31, 2003, operating revenue of $3,581,669, costs and expenses of $3,759,919, net income was ($259,059) and interest income of $1,161.

Cash Flows

For the Three Months Ended March 31, 2004, cash flows from operating activities were ($156,674), cash flows from investing activities were ($7,287), cash flows from financing activities were ($50,589) net decrease in cash was ($214,550), cash at the beginning of the period was $796,434, and cash at the end of the period was $581,884 as compared to the Three Months Ended March 31, 2003, to cash flows from operating activities of ($342,464), cash flows from investing activities of ($6,717), cash flows from financing activities of ($10,062), net decrease in cash of ($359,243), cash at the beginning of the period of $1,004,795 and cash at the end of the period of $645,552.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended March 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities.

     Not applicable.

Item 3. Defaults upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 31 — Section 302 Certification

     (b) Exhibit 32 — Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

INTERWEST MEDICAL CORPORATION
By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President,
Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer

Date: May 19, 2004