Form 10-Q
period 2004-06-30
INTERWEST MEDICAL CORP
filed 2004-08-20
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004 Commission File No. 2-82655

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

Yes ☐ No ☒

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report. 15,913,711 shares of Common Stock, $0.001 Par Value.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, including interest bearing accounts, June 30, 2004 $773,860; December 31, 2003 $555,443	$1,082,348	$796,434
Accounts receivable — trade, net of allowance for doubtful accounts, June 30, 2004 $190,327 and December 31,2003 $452,000	3,505,547	3,655,364
Investments — trading	93,145	355,252
Prepaid expenses and other receivables	224,031	75,933

Total current assets	4,905,071	4,882,983
PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,149,032	4,147,464
Equipment and furniture	1,248,289	1,240,906
Oil and gas properties (successful efforts method of accounting)	170,489	170,489

	5,862,164	5,853,213
Less accumulated depreciation and depletion	2,855,296	2,723,936

	3,006,868	3,129,277
OTHER ASSETS
Cash escrow accounts	278,202	253,202
Deferred financing costs, net	76,028	78,569

	354,230	331,771

TOTAL ASSETS	$8,266,169	$8,344,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$50,539	$50,539
Accounts payable	1,937,067	2,022,066
Accrued expenses	482,879	708,786

Total current liabilities	2,470,485	2,781,391
LONG-TERM DEBT	4,530,316	4,555,316
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares, issued 22,000,000 shares	22,000	22,000
Additional paid-in capital	5,096,745	5,096,745
Retained earnings (deficit)	(2,800,958)	(3,059,187)

	2,317,787	2,059,558
Less cost of shares held in the treasury, 2004 - 6,086,289 shares; 2003 - 6,084,289 shares	892,419	892,234
Notes receivable — officer	160,000	160,000

	1,265,368	1,007,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,266,169	$8,344,031

See Accompanying Notes to Condensed Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months
ended June 30, 2004 and 2003
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Patient service revenue	$4,328,893	$3,850,486	$8,566,462	$7,422,736
Other revenue	7,093	13,213	17,317	22,632

Total revenue	4,335,986	3,863,699	8,583,779	7,445,368
COSTS AND EXPENSES
Professional care of patients	2,358,144	2,353,685	4,826,776	4,539,535
General services	623,035	708,708	1,286,102	1,377,166
Administrative services	639,686	424,207	1,731,109	1,253,410
Other costs	3,557	3,535	5,875	8,912
Depreciation, depletion and amortization	56,586	70,831	131,360	141,862

Income (loss) from operations	654,978	302,733	602,557	124,483
OTHER INCOME (EXPENSES)
Investment income (loss)	(103,900)	72,696	(45,928)	71,726
Interest income	861	1,233	1,639	2,394
Interest expense	(69,834)	(80,200)	(173,889)	(161,200)

Income (loss) before taxes on income (loss)	482,105	296,462	384,379	37,403
Provision for income taxes	126,150	—	126,150	—

Net income (loss)	$355,955	$296,462	$258,229	$37,403

Weighted averages shares outstanding	15,914,461	15,815,771	15,914,711	15,915,741

Earnings (loss) per common share — basic and diluted	$0.02	$0.02	$0.02	$0.00

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$342,509	$(334,257)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in escrow accounts	(25,000)	(7,469)
Net change in financing costs		2,541
Payments for acquisition of property	(8,951)	(14,678)

Net cash (used in) investing activities	(31,410)	(22,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(185)	—
Payments on borrowings	(25,000)	(32,517)

Net cash (used in) financing activities	(25,185)	(32,517)

Net increase (decrease) in cash	285,914	(388,921)
CASH, beginning of period	796,434	1,004,795

CASH, end of period	$1,082,348	$615,874

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2004, and its results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the three months ended June 30, 2004 and 2003. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

3.	The Company has adopted a Stock Option Plan which provides for the granting of options to officers and other key employees for the purchase of common stock of the Company.

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

At June 30, 2004, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 6 years.

REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I — Exhibit I.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of June 30, 2004, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 12, 2004

PART I — EXHIBIT I

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations.

Changes in Balance Sheet Accounts

Current assets were $4,905,071 and total assets were $8,266,169 at June 30, 2004 as compared to $4,882,983 current assets and $8,344,031 total assets at December 31, 2003. Current liabilities were $2,470,485 at June 30, 2004 as compared to $2,781,391 at December 31, 2003.

Results of Operations

For the three months ended June 30, 2004, operating revenue was $4,335,986 costs and expenses were $3,681,008 net income was $355,955 and interest income was $861, as compared to the Three Months Ended June 30, 2003, operating revenue of $3,863,699 costs and expenses of $3,560,966, net income was $296,462 and interest income of $1,233.

For the six months ended June 30, 2004, operating revenue was $8,583,779, costs and expenses were $7,981,222, net income was $258,229 and interest income was $1,639, as compared to the six months ended June 30, 2003, operating revenue of $7,445,368, costs and expenses of $7,320,885, net income of $37,403 and interest income of $2,394.

Cash Flows

For the six months ended June 30, 2004, cash flows from operating activities were $342,509, cash flows from investing activities were ($31,410), cash flows from financing activities were ($25,185) net increase in cash was $285,914, cash at the beginning of the period was $796,434, and cash at the end of the period was $1,082,348 as compared to the six months ended June 30, 2003, to cash flows from operating activities of ($334,257), cash flows from investing activities of ($22,147), cash flows from financing activities of ($32,517), net decrease in cash of ($388,921), cash at the beginning of the period of $1,004,795 and cash at the end of the period of $615,874.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended June 30, 2004.

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

Date: August 12, 2004