Form 10-Q
period 2004-09-30
INTERWEST MEDICAL CORP
filed 2004-11-08
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004 Commission File No. 2-82655

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

Yes ☐                    No ☒

(APPLICABLE TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report. 20,000,000 shares of Common Stock, $0.001 Par Value.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, including interest bearing accounts	$2,100,919	$796,434
Accounts receivable — trade, net of allowance for doubtful accounts and December 31,2003 $452,000	2,992,583	3,655,364
Investments — trading	93,145	355,252
Prepaid expenses and other receivables	157,741	75,933

Total current assets	5,344,388	4,882,983
PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,164,206	4,147,464
Equipment and furniture	1,287,917	1,240,906
Oil and gas properties (successful efforts method of accounting)	195,068	170,489

	5,941,545	5,853,213
Less accumulated depreciation and depletion	2,920,976	2,723,936

	3,020,569	3,129,277
OTHER ASSETS
Cash escrow accounts	290,703	253,202
Deferred financing costs, net	76,028	78,569

	366,731	331,771

TOTAL ASSETS	$8,731,688	$8,344,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$52,466	$50,539
Accounts payable	2,240,363	2,022,066
Accrued expenses	485,556	708,786

Total current liabilities	2,778,385	2,781,391
LONG-TERM DEBT	4,515,889	4,555,316
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares, issued 20,000,000 shares	20,000	22,000
Additional paid-in capital	4,883,587	5,096,745
Retained earnings (deficit)	(2,573,660)	(3,059,187)

	2,329,927	2,059,558
Less cost of shares held in the treasury,	892,513	892,234
Notes receivable — officer		160,000

	1,437,414	1,007,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,731,688	$8,344,031

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Patient service revenue	$4,451,707	$4,249,385	$13,018,169	$11,672,121
Other revenue	6,933	13,518	24,250	36,150

Total revenue	4,458,640	4,262,903	13,042,419	11,708,271
COSTS AND EXPENSES
Professional care of patients	2,438,723	2,381,610	7,265,499	6,921,145
General services	730,049	713,921	2,016,151	2,091,087
Administrative services	801,804	778,935	2,532,913	2,032,345
Other costs	4,251	3,702	10,126	12,614
Depreciation, depletion and amortization	52,967	70,931	184,327	212,793

Income from operations	430,846	313,804	1,033,403	438,287
OTHER INCOME (EXPENSES)
Investment income (loss)	—	55,810	(45,928)	127,536
Interest income	1,452	707	3,091	3,101
Interest expense	(85,000)	(82,594)	(258,889)	(243,794)
Other Financing Costs		(349,320)	—	(349,320)

Income before taxes on income	347,298	(61,593)	731,677	(24,190)
Provision for income taxes	120,000	—	246,150	—

Net income	$227,298	$(61,593)	$485,527	$(24,190)

Weighted averages shares outstanding	15,247,803	1,591,544	15,692,408	15,915,675

Earnings per common share — basic and diluted	$0.01	$(0.00)	$0.03	$(0.00)

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$1,476,556	$(652,982)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in escrow accounts	(37,501)	151,675
Net change in financing costs		2,541
Payments for acquisition of property	(99,332)	(32,191)

Net cash used in investing activities	(134,292)	119,484
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(279)	(25)
Proceeds on borrowings	—	14,705
Payments on borrowings	(37,500)	(43,460)

Net cash used in financing activities	(37,779)	(28,780)

Net increase (decrease) in cash	1,304,485	(562,278)
CASH, beginning of period	796,434	1,004,795

CASH, end of period	$2,100,919	$442,517

See Accompanying Notes to Condensed
Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2004, and its results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

3.	The Company has adopted a Stock Option Plan which provides for the granting of options to officers and other key employees for the purchase of common stock of the Company.

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

At September 30, 2004, the 1,500,000 options have an exercise price of $0.15 per share and a weighted average remaining contractual life of 5.75 years.

4.	The treasury shares in the accompanying financial statements are owned by a subsidiary company, are issued and outstanding for all corporate purposes, but are treated as treasury shares only for the presentation of the accompanying financial statements.

REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Weaver and Tidwell, L.L.P., Independent Certified Public Accountants, have performed a review of the condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003, in accordance with established professional standards and procedures for such a review. All adjustments or additional disclosures proposed by Weaver and Tidwell, L.L.P. have been reflected in the data presented.

The report of Weaver and Tidwell, L.L.P. commenting upon their review is included as Part I — Exhibit I.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InterWest Medical Corporation

We have reviewed the condensed consolidated balance sheet of InterWest Medical Corporation as of September 30, 2004, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
November 4, 2004

689

PART I — EXHIBIT I

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations.

Changes in Balance Sheet Accounts

Current assets were $5,344,388 and total assets were $8,731,688 at September 30, 2004 as compared to $4,882,983 current assets and $8,344,031 total assets at December 31, 2003. Current liabilities were $2,778,385 at September 30, 2004 as compared to $2,781,391 at December 31, 2003.

Results of Operations

For the three months ended September 30, 2004, operating revenue was $4,458,640, costs and expenses were $4,027,794, net income was $227,298 and interest income was $1,452, as compared to the three months ended September 30, 2003, operating revenue of $4,262,903, costs and expenses of $3,949,099, net income was $(61,593), and interest income of $707.

For the nine months ended September 30, 2004, operating revenue was $13,042,419, costs and expenses were $12,009,016, net income was $485,527 and interest income was $3,091, as compared to the nine months ended September 30, 2003, operating revenue of $11,708,271, costs and expenses of $11,269,984, net loss of $(24,190), and interest income of $3,101.

Cash Flows

For the nine months ended September 30, 2004, cash flows from operating activities were $1,476,556, cash flows from investing activities were $(134,292), cash flows from financing activities were $(37,779), net increase in cash was $1,304,485, cash at the beginning of the period was $796,434, and cash at the end of the period was $2,100,919, as compared to the nine months ended September 30, 2003, to cash flows from operating activities of $(652,982), cash flows from investing activities of $119,484, cash flows from financing activities of $(28,780), net decrease in cash of $(562,278), cash at the beginning of the period of $1,004,795 and cash at the end of the period of $442,517.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any derivative financial instruments, derivative commodity instruments or other similar instruments during the quarter ended September 30, 2004.

Item 4.	Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibit 31 – Section 302 Certification
(b) Exhibit 32 – Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its half by the undersigned thereunto duly authorized.

INTERWEST MEDICAL CORPORATION
Date: November 5, 2004	By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President,
Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer