Form 10-K/A
period 2003-12-31
INTERWEST MEDICAL CORP
filed 2004-12-23
CIK 717197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO _______________ . Commission file number No. 0-11881

INTERWEST MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	75-1864474

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3221 Hulen Street, Suite C Fort Worth, Texas	76107-6193

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (817)731-2743

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

Yes   ☑     No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Act) ☐   Yes     ☑   No

     As of June 30, 2003, the aggregate market value of the 9,620,461 shares of voting Common Stock held by non-affiliates of the Company was approximately $577,777.00 based on the average bid and ask prices on that date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of registrant’s classes of Common Stock, as of the latest practicable date.

Class	Shares Outstanding as of April 10, 2004

Common Stock, $0.001 Par Value	15,915,461

DOCUMENTS INCORPORATED BY REFERENCE

(a)	Prospectus dated June 6, 1983 — incorporated by reference in Part I.

(b)	Exhibits to the Registration Statement No. 2-82655 on Form S-18 — Part IV.

(c)	Form 8-K, dated July 2, 1990.

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

     As of March 15, 2003, the approximate number of holders of Common Stock was 1770. No cash dividends had been paid as of December 31, 2003, and the Company does not currently anticipate paying cash dividends in the foreseeable future.

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

Item 9a. Controls and Procedures

     Within 90 days of the filing of this 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Act of 1934). Based on that evaluation, the Company’s management, including Mr. Arch Gilbert, who acts as the principal executive and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 19, 2004. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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
March 19, 2004

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

The Notes to Consolidated Financial Statements
   are an integral part of these statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$50,539	$50,898
Accounts payable	2,022,066	2,077,100
Accrued salaries	708,786	645,766

Total current liabilities	2,781,391	2,773,764
LONG-TERM DEBT	4,555,316	4,293,990

Total liabilities	7,336,707	7,067,754
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares; issued 22,000,000 shares	22,000	22,000
Additional paid-in capital	5,096,745	5,096,745
Retained earnings (deficit)	(3,059,187)	(2,903,474)

	2,059,558	2,215,271
Less cost of shares held in the treasury, 2003 - 6,084,539 shares; 2000 - 6,084,289 shares	892,234	892,209
Notes receivable — officer	160,000	160,000

	1,007,324	1,163,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,344,031	$8,230,816

The Notes to Consolidated Financial Statements
   are an integral part of these statements

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

The Notes to Consolidated Financial Statements
   are an integral part of these statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional	Retained
	Number of	Par	Paid-in	Earnings	Treasury	Note
	Shares	Value	Capital	(Deficit)	Stock	Receivable
BALANCE,
December 31, 2000	22,000,000	$22,000	$5,096,745	$(846,975)	$(889,989)	$(160,000)
Net loss		—	—	(822,941)	—
Purchase of 5,500 shares of common stock	—	—	—	—	(550)	—

BALANCE,
December 31, 2001	22,000,000	22,000	5,096,745	(1,669,916)	(890,539)	(160,000)
Net loss	—	—	—	(1,233,558)	—	—
Purchase of 8,900 shares of common stock	—	—	—	—	(1,670)	—

BALANCE,
December 31, 2002	22,000,000	22,000	5,096,745	(2,903,474)	(892,209)	(160,000)
Net Loss	—	—	—	(155,713)	—	—
Purchase of 250 shares of common stock	—	—	—	—	(25)	—

BALANCE,
December 31, 2003	22,000,000	$22,000	$5,096,745	$(3,059,187)	$(892,234)	$(160,000)

The Notes to Consolidated Financial Statements
   are an integral part of these statements

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
   are an integral part of these statements

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
   are an integral part of these statements

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

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES — continued

     Investments in Securities — continued

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

     Oil and Gas Property and Equipment

The Company utilizes the “successful efforts” method of accounting for costs incurred in the exploration and development of oil and gas properties. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are accumulated and subsequently either expensed, if the properties are determined not to have proved reserves or capitalized as a depletable asset if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical and carrying costs are charged to expenses as incurred. Acquisition costs relating to producing oil and gas properties are amortized on a prospect by prospect basis using the units-of-production method based on engineers’ estimates of proven oil and gas reserves. Depletion and depreciation of producing oil and gas properties (other than acquisition costs) are amortized by prospect using the units-of-production method based on estimated proved developed reserves. The Company is not pursuing oil and gas exploration activities and the remaining costs in oil and gas activities are fully depleted.

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

Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers, and others as services are rendered and net realizable values are determined based upon preapproved rates or negotiated contracts. The Company derives a significant portion of its revenues from third party payers (health maintenance organizations, Medicare and Medi-Cal). Approximately 59% of 2003 revenue and 53% of 2002 revenue was derived from a contract with one health maintenance organization.

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES — continued

     Revenue — continued

Revenue under third-party payer agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payer settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. For 2002 and 2003, final settlements with third-party providers were immaterial.

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

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES — continued

     Stock-based Compensation — continued

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

NOTE 3.    CAPITAL STOCK — continued

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

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    FEDERAL INCOME TAXES

The Company’s tax provision (benefit) for 2003, 2002 and 2001 consists of the following:

	2003		2002	2001
Current expense (benefit)	$	( —)	$(10,991)	$(134,334)
Deferred taxes		—	—	—
Re-evaluation of valuation allowance on beginning temporary differences		—	—	209,527

	$	( —)	$(10,991)	$75,193

The 2003, 2002 and 2001 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

	2003		2002	2001
Tax at statutory rates		$(52,942)	$(423,147)	$(254,234)
Re-evaluation of valuation allowance on beginning temporary differences		—	—	209,527
Losses not providing benefits		52,908	412,112	119,855
Other		34	44	45

	$	( —)	$(10,991)	$75,193

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

Item 11.    Executive Compensation.

     During the fiscal year ended December 31, 2003, Arch B. Gilbert did not receive any direct remuneration.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     (a)    The following table sets forth, as of April 1, 2003, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company’s Common Stock:

Name and Address	Shares
of	Beneficially
Beneficial Owner	Owned	Percent
Arch B. Gilbert	6,295,000 (1)	39.6%
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

     In 2003, Mr. Gilbert’s wife performed consulting services for the Company for which she received total cash compensation of $36,000.00.

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

PART IV

Item 14    Principle Accounting Fees and Services

     The Company has only one director, Arch B. Gilbert. He also serves as the Company’s president and chief executive officer. Mr. Gilbert pre-approves all services of Weaver and Tidwell, L.L.P., the Company’s principal accountant. Aggregate fees billed by Weaver and Tidwell, L.L.P. for 2003 and 2002 were as follows:

	2003	2002
Audit fees	$41,050	$35,900
Audit related fees	—	—
Tax fees (compliance)	10,030	9,200
All other fees (health care consulting)	—	3,700

	$51,080	$48,800

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

Supporting Schedule II

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

INTERWEST MEDICAL CORPORATION

INDEX TO EXHIBITS

ITEM 14(a)

Exhibit	Description	Page
3	Articles of Incorporation, Bylaws	*
4	Instruments defining the right of securities holders, including debentures	*
10	Material contracts	*
14.1	Code of Ethics	*
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
32	Certification pursuant to 18 U.S.C. Section 1350 pursuant to 906 of the Sarbanes-Oxley Act of 2002	*

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

INTERWEST MEDICAL CORPORATION
	By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President
Date: December 23, 2004		Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arch B. Gilbert
Arch B. Gilbert, Director

Date:	December 23, 2004