Form 10-K/A
period 2003-12-31
INTERWEST MEDICAL CORP
filed 2004-12-29
CIK 717197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

     (b) Results of Operations:

     From time to time the Company has invested a portion of its liquid funds in stocks which trade on an exchange or over the counter and such investments are referred to herein as trading assets.

     Operating profit for 2001 was $230,370, as compared to operating profit of $564,770 for 2000. The net loss decreased from ($2,512,242) to ($822,941) for the year 2001. The decrease was the result of a reduction in investment trading losses.

     Operating profit for 2002 was $284,877, as compared to operating profit of $230,370 for 2001. The increase in operating income was attributable to an increase in revenues, as a result of an increase in the annual daily census of 2.19%. Net loss in 2002 was ($1,233,558), as compared to ($822,941) in 2001. The increase in loss was attributable to losses on securities.

     Operating profit for 2003 was $260,746, as compared to operating profit of $284,877 for 2002. Net loss decreased from ($1,233,558) for 2002 to ($155,713) for the year 2003. The decrease was the result of investment trading results and an increase in annual daily census from 140 to 145 and an increase of 10% in per patient day revenues.

     The Company has a contract with Kaiser Foundation Hospitals that expires July, 2006 for the nursing care of Kaiser’s patients. In 2003, this contract provided 59% of the Company’s revenues.

     The Company has no planning and has no economist on staff. Its operations are limited to one nursing home and, therefore, it has not had a broad range of experience from an industry standpoint. From its limited operations, the Company is of the view that as the county’s population continues to age the need for nursing services will increase, particularly for care of patients with higher acuity. The industry appears to be mature and competition is expected to remain at a high level. Increased pressure on rates is expected to come from efforts of both government and industry. Employee costs and costs of workers compensation premiums are expected to increase. Patient litigation has increased recently and is expected to continue to increase in the future.

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

INTERWEST MEDICAL CORPORATION
	By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President
Date: December 28, 2004		Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arch B. Gilbert
Arch B. Gilbert, Director

Date:	December 28, 2004