Form 10-K/A
period 2003-12-31
INTERWEST MEDICAL CORP
filed 2005-01-13
CIK 717197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

     Operating profit for 2001 was $230,370, as compared to operating profit of $564,770 for 2000. The net loss decreased from ($2,512,242) to ($822,941) for the year 2001. The decrease was the result of realized and unrealized losses on trading securities as defined by FAS 115.

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

     The Company has a contract with Kaiser Foundation Hospitals that expires July, 2006 for the nursing care of Kaiser’s patients. In 2003, this contract provided 59% of the Company’s revenues. Management believes that in the event the contract with Kaiser was terminated it would be detrimental to the operations of the Company in the near term. The company has no other material contracts.

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

Item 9a. Controls and Procedures

     Within 90 days of the filing of this 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Act of 1934). Based on that evaluation, the Company’s management, including Mr. Arch Gilbert, who acts as the principal executive and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 19, 2004. There have been no changes in the Company’s internal controls or in other factors that could affect internal controls subsequent to the date of the evaluation.

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

     Oil and Gas Property and Equipment

The Company utilizes the “successful efforts” method of accounting for costs incurred in the exploration and development of oil and gas properties. Accordingly, costs incurred in the acquisition and exploratory drilling of oil and gas properties are accumulated and subsequently either expensed, if the properties are determined not to have proved reserves or capitalized as a depletable asset if proved reserves are discovered. Costs of drilling development wells are capitalized. Geological, geophysical and carrying costs are charged to expenses as incurred. Acquisition costs relating to producing oil and gas properties are amortized on a prospect by prospect basis using the units-of-production method based on engineers’ estimates of proven oil and gas reserves. Depletion and depreciation of producing oil and gas properties (other than acquisition costs) are amortized by prospect using the units-of-production method based on estimated proved developed reserves. At one time the company had a subsidiary involved in Oil and Gas operations. The Company is not pursuing oil and gas exploration activities and the remaining costs in oil and gas activities of $170,489 are fully depleted and included in accumulated depreciation and depletion.

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

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES — continued

     Revenue — continued

Revenue under third-party payer agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payer settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement. For 2003, 2002, and 2001, final settlements with third-party providers were immaterial.

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

INTERWEST MEDICAL CORPORATION
	By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President
Date: January 13, 2005		Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arch B. Gilbert
Arch B. Gilbert, Director

Date:	January 13, 2005