Form 10-Q/A
period 2004-03-31
INTERWEST MEDICAL CORP
filed 2005-01-13
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 2

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

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal controls or in other factors that could affect internal controls subsequent to March 31, 2004.

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

Date: January 13, 2005