Form 10-Q/A
period 2004-06-30
INTERWEST MEDICAL CORP
filed 2005-01-13
CIK 717197

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

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal controls or in other factors that could affect internal controls subsequent to June 30, 2004.

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