Form 10-Q/A
period 2004-09-30
INTERWEST MEDICAL CORP
filed 2005-01-13
CIK 717197

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

4.	The treasury shares in the accompanying financial statements are owned by a subsidiary company, are issued and outstanding for all corporate purposes, but are treated as treasury shares only for the presentation of the accompanying financial statements.

5.	On September 10, 2004, Mr. Gilbert surrendered to the Company 2,000,000 shares of the Company’s common stock in cancellation of a non-recourse promissory note in the principal amount of $160,000, which was executed in 1999.

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

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal controls or in other factors that could affect internal controls subsequent to September 30, 2004.

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

INTERWEST MEDICAL CORPORATION
Date: January 13, 2005	By:	/s/ Arch B. Gilbert
Arch B. Gilbert, President,
Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer