Form 10-K/A
period 2003-12-31
INTERWEST MEDICAL CORP
filed 2005-01-21
CIK 717197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___.

Commission file number No. 0-11881

INTERWEST MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	75-1864474

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3221 Hulen Street, Suite C Fort Worth, Texas	76107-6193

(Address of principal executive offices)	(Zip Code)

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

(b) Results of Operations:

     From time to time the Company has invested a portion of its liquid funds in stocks which trade on an exchange or over the counter and which investments are referred to herein as trading assets.

     Operating profit for 2001 was $230,370, as compared to operating profit of $564,770 for 2000. The net loss decreased from ($2,512,242) to ($822,941) for the year 2001. The decrease in net loss in 2002 as compared to 2001 was the result of a reduction in investment trading losses.

     Operating profit for 2002 was $284,877, as compared to operating profit of $230,370 for 2001. The increase in operating income was attributable to an increase in revenues,

as a result of an increase in the annual daily census of 2.1$. Net loss in 2002 was ($1,233,558), as compared to ($822,941) in 2001. The increase 5.n loss was attributable to an increase in losses on securities.

     Operating profit for 2003 was $260,746, as compared to operating profit of $284,877 for 2002. Net loss decreased from ($1,233,558) for 2002 to ($155,713) for the year 2003. The decrease was the result of investment trading results and an increase in annual daily census from 140 to 145 and an increase of 10% in per patient day revenues.

     Total revenues for 2003 was $15,849,894 as compared to $13,489,084 in 2002. The increase in revenue was attributable to an increase in average daily census of 145 compared to 140 in 2002. The increase in revenues was more than offset by an increase in operating expenses attributable largely to an increase of labor costs resulting from increased staff and higher wage levels. Operating profit for 2003 was $260,746, as compared to operating profit of $284,877 for 2002. In 2003 the Company realized a loss on refinancing of ($349,320) as a result of refinancing the facility. In 2003, the Company realized $164,669 gain on the sale of securities as compared to a loss on securities of ($1,233,736) in 2002. As a result, net loss in 2003 was ($155,713) as compared to net loss of ($1,233,558) in 2002.

     The Company has a contract with Kaiser Foundation Hospitals that expires July, 2006 for the nursing care of Kaiser’s patients. In 2003, this contract provided 59% of the Company’s revenues. This company has no other material contracts. This contract has favorably impacted the company’s operations because patients under this contract have replaced patients from other lower revenue sources. The Company’s operations would be negatively impacted upon the loss of this contract in the event it is not renewed upon its expiration.

     The Company has no planning and has no economist on staff. Its operations are limited to one nursing home and, therefore, it has not had a broad range of experience from an industry standpoint. From its limited operations, the Company is of the view that as the country’s population continues to age the need for nursing services will increase, particularly for care of patients with higher acuity. The industry appears to be mature and competition is expected to remain at a high level. Increased pressure on rates is expected to come from efforts of both government and industry. Employee costs and cost of workers compensation premiums are expected to increase. Patient litigation has increased recently and is expected to continue to increase in the future.

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

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, Mr. Arch Gilbert, who acts as the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our periodic SEC reports.

         Change in Internal Control. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
InterWest Medical Corporation

We have audited the accompanying consolidated balance sheets of InterWest Medical Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. Our audits also included the financial statement schedule II for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 19, 2004

4172

(1 of 2)

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash, including interest bearing accounts, 2003 $555,443; 2002 $730,748	$796,434	$1,004,795
Accounts receivable - trade, net of allowance for doubtful accounts, 2003 $452,000; 2002 $110,033	3,655,364	2,783,978
Investments - trading	355,252	186,606
Prepaid expenses and other receivables	75,933	530,505

Total current assets	4,882,983	4,505,884

PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,147,464	3,960,924
Equipment and furniture	1,240,906	1,389,927
Oil and gas properties (successful efforts method of accounting)	170,489	170,489

	5,853,213	5,815,694
Less accumulated depreciation and depletion	2,723,936	2,480,107

	3,129,277	3,335,587
OTHER ASSETS
Cash escrow accounts	253,202	40,025
Deferred financing costs, net	78,569	349,320

	331,771	389,345

TOTAL ASSETS	$8,344,031	$8,230,816

The Notes to Consolidated Financial Statements
  are an integral part of these statements.

(2 of 2)

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$50,539	$50,898
Accounts payable	2,022,066	2,077,100
Accrued salaries	708,786	645,766

Total current liabilities	2,781,391	2,773,764

LONG-TERM DEBT	4,555,316	4,293,990

Total liabilities	7,336,707	7,067,754

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares; issued 22,000,000 shares	22,000	22,000
Additional paid-in capital	5,096,745	5,096,745
Retained earnings (deficit)	(3,059,187)	(2,903,474)

	2,059,558	2,215,271

Less cost of shares held in the treasury, 2003 - 6,084,539 shares; 2002 - 6,084,289 shares	892,234	892,209
Notes receivable - officer	160,000	160,000

	1,007,324	1,163,062

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,344,031	$8,230,816

The Notes to Consolidated Financial Statements
  are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES
Patient service revenue	$15,804,213	$13,435,829	$13,284,809
Other revenue	45,681	53,255	63,027

Total revenue	15,849,894	13,489,084	13,347,836

COSTS AND EXPENSES
Professional care of patients	9,402,039	8,010,399	7,775,638
General services	2,988,107	2,617,876	2,436,208
Administrative services	2,906,192	2,246,550	2,621,360
Other costs	15,791	37,000	16,782
Depreciation, depletion and amortization	277,019	292,382	267,478

	260,746	284,877	230,370

OTHER INCOME (EXPENSES)
Gain (loss) on sale of securities	164,669	(1,233,736)	(690,316)
Loss on refinancing	(349,320)	—	—
Interest income	13,747	34,174	64,407
Interest expense	(245,555)	(329,864)	(352,209)

Income (loss) before taxes on income	(155,713)	(1,244,549)	(747,748)

Provision (benefit) for income taxes	—	(10,991)	75,193

Net income (loss)	($155,713)	($1,233,558)	($822,941)

Weighted averages shares outstanding	15,914,192	15,918,773	15,929,353

Earnings per common share - basic and diluted	($0.01)	($0.08)	($0.05)

The Notes to Consolidated Financial Statements
  are an integral part of these statements.

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional	Retained
	Number of	Par	Paid-in	Earnings	Treasury	Note
	Shares	Value	Capital	(Deficit)	Stock	Receivable
BALANCE, December 31, 2000	22,000,000	$22,000	$5,096,745	($846,975)	($889,989)	($160,000)
Net loss	—	—	—	(822,941)	—
Purchase of 5,500 shares of common stock	—	—	—	—	(550)	—

BALANCE, December 31, 2001	22,000,000	22,000	5,096,745	(1,669,916)	(890,539)	(160,000)
Net loss	—	—	—	(1,233,558)	—	—
Purchase of 8,900 shares of common stock	—	—	—	—	(1,670)	—

BALANCE, December 31, 2002	22,000,000	22,000	5,096,745	(2,903,474)	(892,209)	(160,000)
Net Loss	—	—	—	(155,713)	—	—
Purchase of 250 shares of common stock	—	—	—	—	(25)	—

BALANCE, December 31, 2003	22,000,000	$22,000	$5,096,745	($3,059,187)	($892,234)	($160,000)

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

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	($155,713)	($1,233,558)	($822,941)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

(Gain) loss on securities	(164,669)	1,233,736	690,316
Depreciation and amortization	277,019	292,382	267,478
Loss on refinancing	349,320	—	—
Deferred taxes	—	—	209,527
Changes in assets and liabilities
Accounts receivable	(871,386)	(424,874)	126,649
Prepaid expenses and other receivables	454,572	(443,868)	(1,542)
Trading securities	(3,977)	51,252	(789,127)
Accounts payable	(55,034)	340,700	175,016
Accrued liabilities	63,020	49,139	(58,872)
Income taxes payable (receivable)	—	4,641	894,095
Other	—	—	(1,452)

Net cash provided by (used in) operating activities	($106,848)	($130,450)	$689,147

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

INTERWEST MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FEDERAL INCOME TAXES

The Company’s tax provision (benefit) for 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current expense (benefit)	($—)	($10,991)	($134,334)
Deferred taxes	—	—	—
Re-evaluation of valuation allowance on beginning temporary differences	—	—	209,527

	($—)	($10,991)	$75,193

The 2003, 2002 and 2001 tax provision (benefit) differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

	2003	2002	2001
Tax at statutory rates	($52,942)	($423,147)	($254,234)
Re-evaluation of valuation allowance on beginning temporary differences	—	—	209,527
Losses not providing benefits	52,908	412,112	119,855
Other	34	44	45

	($—)	($10,991)	$75,193

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

INTERWEST MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
		Additions
	Column B	Charged
	Balance at	to Costs	Charged		Column F
	Beginning	and	to Other	Column E	Balance at
Column A	of Period	Expenses	Accounts	Deductions	End of Period
Allowance for doubtful accounts

Year ended December 31, 2001	$52,932	$129,127	$—	$7,864	$174,195

Year ended December 31, 2002	$174,195	$88,513	$—	$152,675	$110,033

Year ended December 31, 2003	$110,033	$390,360	$—	$48,393	$452,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          (a) The following table sets forth, as of April 1, 2003, certain information regarding all persons known to the Company to be the beneficial owners (as determined in accordance with the Rules under the Securities Exchange Act of 1934) of more than 5% of the Company’s Common Stock:

Name and Address	Shares
of	Beneficially
Beneficial Owner	Owned		Percent
Arch B. Gilbert	6,702,400	(1)	33.5%
3221 Hulen Street
Suite C
Fort Worth, Texas 76107

Reche Canyon Convalescent	6,060,507	(1)	30.3%
Center, Inc.
1350 Reche Canyon Rd.
Colton, CA 92324

     (1) Includes 444,000 shares owned by Arch B. Gilbert, A Professional Corporation. Includes 6,000 shares owned by Jo Anne Gilbert, Mr. Gilbert’s wife. Does not include shares owned by Shannon Gilbert Moten or Devon Vrana, Mr. Gilbert’s adult daughters, which beneficial ownership Mr. Gilbert disclaims. Does not include options to purchase 1,500,000 shares. Does not include shares owned by Reche Canyon Convalescent Center, Inc., the Company’s wholly owned subsidiary, of which Mr. Gilbert is the sole director.

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

Date: January 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Arch B. Gilbert

Arch B. Gilbert, Director

Date: January 20, 2005