Form 10-Q/A
period 2004-03-31
INTERWEST MEDICAL CORP
filed 2005-01-21
CIK 717197

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Amendment No. 3

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

See Accompanying Notes to Condensed
      Consolidated Financial Statements.

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Patient service revenue	$4,237,569	$3,572,250
Other revenue	10,224	9,419

Total revenue	4,247,793	3,581,669

COSTS AND EXPENSES
Professional care of patients	2,468,632	2,185,950
General services	663,067	668,458
Administrative services	1,091,423	829,203
Other costs	2,318	5,377
Depreciation, depletion and amortization	74,774	70,931

Income (loss) from operations	(52,421)	(178,250)

OTHER INCOME (EXPENSES)
Investment income (loss)	57,972	(970)
Interest income	778	1,161
Interest expense	(104,055)	(81,000)

Income (loss) before taxes on income (loss)	(97,726)	(259,059)

Provision for income taxes	—	—

Net income (loss)	($97,726)	($259,059)

Weighted averages shares outstanding	15,915,211	15,915,711

Earnings (loss) per common share — basic and diluted	($0.01)	($0.02)

See Accompanying Notes to Condensed
      Consolidated Financial Statements.

INTERWEST MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	($156,674)	($342,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of property	(7,287)	(6,717)

Net cash used in investing activities	(7,287)	(6,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(50)	—
Payments on borrowings	(50,539)	(10,062)

Net cash used in financing activities	(50,589)	(10,062)

Net increase (decrease) in cash	(214,550)	(359,243)

CASH, beginning of period	796,434	1,004,795

CASH, end of period	$581,884	$645,552

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

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Mr. Arch Gilbert, who acts as our CEO and CFO has concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 are effective in alerting him on a timely basis to material information that is required to be included in our periodic SEC reports.

(b)	Changes in Internal Controls

There were no changes during our most recent fiscal quarter in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls, including any corrective actions with regard to deficiencies or material weaknesses.

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

Date: January 20, 2005