Form 10-Q/A
period 2004-06-30
INTERWEST MEDICAL CORP
filed 2005-01-21
CIK 717197

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

(Not Applicable)

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☑

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

See Accompanying Notes to Condensed Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Patient service revenue	$4,328,893	$3,850,486	$8,566,462	$7,422,736
Other revenue	7,093	13,213	17,317	22,632

Total revenue	4,335,986	3,863,699	8,583,779	7,445,368

COSTS AND EXPENSES
Professional care of patients	2,358,144	2,353,685	4,826,776	4,539,535
General services	623,035	708,708	1,286,102	1,377,166
Administrative services	639,686	424,207	1,731,109	1,253,410
Other costs	3,557	3,535	5,875	8,912
Depreciation, depletion and amortization	56,586	70,831	131,360	141,862

Income from operations	654,978	302,733	602,557	124,483

OTHER INCOME (EXPENSES)
Investment income (loss)	(103,900)	72,696	(45,928)	71,726
Interest income	861	1,233	1,639	2,394
Interest expense	(69,834)	(80,200)	(173,889)	(161,200)

Income before taxes on income	482,105	296,462	384,379	37,403

Provision for income taxes	126,150	—	126,150	—

Net income	$355,955	$296,462	$258,229	$37,403

Weighted averages shares outstanding	15,914,461	15,815,771	15,914,711	15,915,741

Earnings per common share — basic and diluted	$0.02	$0.02	$0.02	$0.00

See Accompanying Notes to Condensed Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES	$342,509	$(334,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in escrow accounts	(25,000)	(7,469)
Net change in financing costs		2,541
Payments for acquisition of property	(8,951)	(14,678)

Net cash used in investing activities	(31,410)	(22,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(185)	—
Payments on borrowings	(25,000)	(32,517)

Net cash used in financing activities	(25,185)	(32,517)

Net increase (decrease) in cash	285,914	(388,921)

CASH, beginning of period	796,434	1,004,795

CASH, end of period	$1,082,348	$615,874

See Accompanying Notes to Condensed Consolidated Financial Statements

INTERWEST MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2004, and its results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the three months ended June 30, 2004 and 2003. The results of operations for the period presented are not necessarily indicative of the results to be expected for a full year.

2.	Income per share was computed by dividing the net income by the weighted average number of shares outstanding.

3.	The Company has adopted a Stock Option Plan which provides for the granting of options to officers and other key employees for the purchase of common stock of the Company.

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

682

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Mr. Arch Gilbert, who acts as our CEO and CFO has concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934 are effective in alerting him on a timely basis to material information that is required to be included in our periodic SEC reports.

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