Form 10-Q/A
period 2004-09-30
INTERWEST MEDICAL CORP
filed 2005-01-21
CIK 717197

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
INTERWEST MEDICAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
INTERWEST MEDICAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
INTERWEST MEDICAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Section 302 Certification
Section 906 Certification

INTERWEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, including interest bearing accounts	$2,100,919	$796,434
Accounts receivable — trade, net of allowance for doubtful accounts and December 31, 2003 $452,000	2,992,583	3,655,364
Investments — trading	93,145	355,252
Prepaid expenses and other receivables	157,741	75,933

Total current assets	5,344,388	4,882,983
PROPERTY AND EQUIPMENT, at cost
Land	294,354	294,354
Buildings and improvements	4,164,206	4,147,464
Equipment and furniture	1,287,917	1,240,906
Oil and gas properties (successful efforts method of accounting)	195,068	170,489

	5,941,545	5,853,213
Less accumulated depreciation and depletion	2,920,976	2,723,936

	3,020,569	3,129,277
OTHER ASSETS
Cash escrow accounts	290,703	253,202
Deferred financing costs, net	76,028	78,569

	366,731	331,771

TOTAL ASSETS	$8,731,688	$8,344,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$52,466	$50,539
Accounts payable	2,240,363	2,022,066
Accrued expenses	485,556	708,786

Total current liabilities	2,778,385	2,781,391
LONG-TERM DEBT	4,515,889	4,555,316
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 50,000,000 shares, issued 20,000,000 shares	20,000	22,000
Additional paid-in capital	4,883,587	5,096,745
Retained earnings (deficit)	(2,573,660)	(3,059,187)

	2,329,927	2,059,558
Less cost of shares held in the treasury,	892,513	892,234
Notes receivable — officer		160,000

	1,437,414	1,007,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,731,688	$8,344,031

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

4.	The treasury shares in the accompanying financial statements are owned by a subsidiary company, are issued and outstanding for all corporate purposes, but are treated as treasury shares only for the presentation of the accompanying financial statements.

5.	On September 10, 2004, Mr. Gilbert surrendered to the Company 2,000,000 shares of the Company’s common stock in cancellation of non-recourse promissory note in the principal amount of $160,000, which was executed in 1999.

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

Results of Operations

For the three months ended September 30, 2004, operating revenue was $4,458,640, costs and expenses were $4,027,794, net income was $227,298 and interest income was $1,452, as compared to the three months ended September 30, 2003, operating revenue of $4,262,903, costs and expenses of $3,949,099, net income was ($61,593), and interest income of $707.

For the nine months ended September 30, 2004, operating revenue was $13,042,419, costs and expenses were $12,009,016, net income was $485,527 and interest income was $3,091, as compared to the nine months ended September 30, 2003, operating revenue of $11,708,271, costs and expenses of $11,269,984, net loss of ($24,190), and interest income of $3,101.

Cash Flows

For the nine months ended September 30, 2004, cash flows from operating activities were $1,476,556, cash flows from investing activities were ($134,292), cash flows from financing activities were ($37,779), net increase in cash was $1,304,485, cash at the beginning of the period was $796,434, and cash at the end of the period was $2,100,919, as compared to the nine months ended September 30, 2003, to cash flows from operating activities of ($652,982), cash flows from investing activities of $119,484, cash flows from financing activities of ($28,780), net decrease in cash of ($562,278), cash at the beginning of the period of $1,004,795 and cash at the end of the period of $442,517.

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